Form 10QSB
period 1995-09-30
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 1995-11-17
CIK 833020

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the Period ended September 30, 1995.

                                OR

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

          For the transition period from ----- to -----.

                        Commission File Number 0-18239

                      SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
      ---------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

         Colorado                                              84-1087879
-------------------------------                            -------------------
(State or other jurisdiction of                            (IRS Employer Iden-
incorporation or organization)                              tification No.)

             5102 South Westshore Boulevard, Tampa, Florida 33611
           ---------------------------------------------------------
          (Address of Principal Executive Offices Including Zip code)

                                (813) 832-4040
                ----------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
              ---------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report.)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ X ] Yes             [ ] No

There were 21,375,168 shares of the Registrant's no par value Common Stock outstanding as of September 30, 1995.

             SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

ASSETS                                           (Unaudited)
                                                 September 30     December 31
                                                     1995             1994
                                                 -----------      -----------
CURRENT ASSETS
      Cash and cash equivalents                  $     6,467      $     4,175
      Marketable securities                            9,184          135,297
      Accounts receivable
            Trade                                                     127,231
            Other                                     10,350           15,630
      Merchandise inventory                            8,016            8,016
      Prepaid expenses                                35,330           16,754
                                                 -----------      -----------
            Total current assets                      69,348          307,103
                                                 -----------      -----------
PROPERTY AND EQUIPMENT
      Net of accumulated depreciation
      of $1,214,062 and $1,053,031                 1,949,233        2,082,387
                                                 -----------      -----------
OTHER ASSETS
      Artifacts                                      307,259          310,520
      Accounts and Notes Receivable
        - affiliates less losses in
        excess of investment in
        affiliates of $1,696,212 and
        $1,671,292                                   456,238          402,670
       Deposits                                       12,038           10,170
                                                 -----------      -----------
            Total other assets                       775,535          723,359
                                                 -----------      -----------
TOTAL ASSETS                                     $ 2,794,115      $ 3,112,850
                                                 -----------      -----------
                                                 -----------      -----------

             SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY            (Unaudited)
                                                September 30     December 31
                                                    1995             1994
                                                -----------      -----------
CURRENT LIABILITIES
      Accounts payable                          $   338,162      $   450,204
      Accrued expenses
            Salaries                                208,926           69,282
            Interest due related parties             68,383           48,851
            Interest due to others                  145,499           76,120
            other                                    14,199            7,988
      Preferred ships' mortgage                     250,000          970,590
      Due to related parties                        377,702          504,456
      Notes payable - others                        384,033          294,500
                                                -----------      -----------
Total current liabilities                         1,786,905        2,421,991
                                                -----------      -----------
LONG TERM LIABILITIES
      Notes payable - related                        65,000              -
      Preferred ships' mortgage                     775,000              -
                                                -----------      -----------
TOTAL LIABILITIES                                 2,626,905        2,421,991
                                                -----------      -----------
STOCKHOLDERS' EQUITY
      Preferred stock - no par value
            60,000,000 shares authorized;
            200,000 and 200,000 shares
            issued and outstanding                   50,000           50,000
      Common stock - no par value;
            30,000,000 shares authorized;
            21,375,168 and 19,598,115
            shares issued and outstanding        11,941,683       11,668,663
      Paid in capital-stock options                   5,191            5,191
      Accumulated (deficit)                     (11,829,664)     (11,032,995)
                                                -----------      -----------
           Total Stockholders' equity               167,210          690,859
                                                -----------      -----------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY       $  2,794,115     $  3,112,850
                                                -----------      -----------
                                                -----------      -----------

                   SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                    Three Months            Nine Months
                                Ended September 30th    Ended September 30th
                                  1995       1994        1995         1994
                               ---------  ----------  ----------  -----------
REVENUES
      Income from Affiliates  $   47,830  $    4,035  $   55,240  $    42,263
      Income from Others         150,393       2,437     382,249        4,937
                              ----------  ----------  ----------  -----------
Total Revenues                   198,223       6,472     437,489       47,200

OPERATING EXPENSES
      Vessel Operations          113,922     112,857     205,610      233,873
      Vessel Operations
            - Affiliates          18,000      18,000      54,000       54,000
      Conservation                12,457       8,523      29,462       25,919
      Depreciation                55,266      59,363     161,031      245,121
      Rent                        20,768      20,768      62,303       61,803
                              ----------  ----------  ----------  -----------
Total Operating Expenses         220,412     219,511     512,406      620,715

GENERAL AND ADMINISTRATIVE
      EXPENSES                   322,550     128,801     563,804      374,984
                              ----------  ----------  ----------  -----------
Total Expenses                   542,962     348,312   1,076,210      995,699
                              ----------  ----------  ----------  -----------
(LOSS) FROM OPERATIONS          (344,740)   (341,840)   (638,721)    (948,499)
                              ----------  ----------  ----------  -----------
OTHER INCOME (EXPENSE)
     Interest income-
          affiliate                7,562           -      22,438            -
     Interest income-others            3       1,151           3        1,151
     Interest expense            (64,726)    (45,939)   (183,403)    (113,608)
     Other income                  8,034      11,059       8,034       11,168
     Gain on sale of market-
          able securities          4,875           -      19,900            -
     Loss on disposal of
          equipment                    -      (2,155)          -       (2,155)
     Loss on investment in
          less than 50%
          owned entities          (6,851)    (16,887)    (24,920)     (55,258)
                              ----------  ----------  ----------  -----------
Total other income (expense)     (51,103)    (52,772)   (157,947)    (158,703)

NET (LOSS)                    $ (395,843) $ (394,611) $ (796,668) $(1,107,201)
                              ----------  ----------  ----------  -----------
                              ----------  ----------  ----------  -----------
NET (LOSS) PER SHARE          $    (0.02) $    (0.03) $    (0.04) $     (0.07)
                              ----------  ----------  ----------  -----------
Weighted average number of
 common shares and common
 shares equivalents
 outstanding.                 20,527,728  15,307,307  20,527,728   15,307,307
                              ----------  ----------  ----------  -----------

               SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS

                                               Sources and (use) of Cash
                                            Nine Months Ended September 30th
                                                  1995            1994
                                              -----------     -----------
Cash Flows from Operating Activities
Net ( Loss)                                   $  (796,668)    $(1,107,201)

Adjustments to reconcile net loss to net
cash used by operating activities :
     Depreciation                                161,030         245,121
     Provision for bad debt                      174,310               -
     Loss on disposal of equipment                     -           2,155
     Profit on sale of marketable securities     (19,900)              -
     Proceeds from the sale of marketable
          securities                             146,013               -
     Loss on Investment in less than 50%
          owned entities                          24,920          55,258
     Services Acquired through issuance
          of common stock                              -          28,443
     Decrease(increase) in trade accounts
          receivable                             (46,389)           (416)
     Decrease(increase) in trade accounts
          receivable - affiliates                (56,740)        (35,613)
     Decrease(increase) in other receivables      (4,720)         45,531
     Decrease(increase) in other receivables
          - affiliates                           (12,438)              -
     Decrease(increase) in inventory               3,261               9
     Decrease(increase) in prepaid expense        18,576         (31,489)
     Decrease(increase) in deposits               (1,868)          3,101
    (Decrease) increase in accounts payable     (107,433)         28,746
    (Decrease)increase in accrued expenses       279,247         209,289
                                               ---------       ---------
          Total Adjustments                      520,717         550,135
                                               ---------       ---------
     Net Cash generated (used) by
          operating activities                 $(275,951)      $(557,066)
                                               ---------       ---------
Cash Flows from Investing Activities
     Purchase of equipment                     $ (27,877)      $ (12,802)
     Purchase of artifacts                             -               -
     Increase in other investments                     -               -
     Issuance of notes receivable from
          affiliates                                   -               -
     Proceeds from disposal of equipment               -         655,000
     Payments received on notes receivable             -               -
     Decrease in investment in affiliate               -               -
                                               ---------       ---------
     Net Cash provided (used) by
          investing activities                   (27,877)        642,198
                                               ---------       ---------
Cash Flows from Financing Activities
     Proceeds from issuance of common stock      174,709         245,850
     Proceeds from issuance of warrants                -               -
     Advances from related parties                     -               -
     Issuance of notes payable - other           162,011         208,000
     Issuance of notes payable - related          15,000           7,000
     Repayment of notes                                -         (21,000)
     Repayment of notes - related                (45,600)              -
     Payments on capital lease payable                 -        (500,000)
                                               ---------       ---------
     Net Cash provided (used) by
          financing activities                   306,120         (60,150)
                                               ---------       ---------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENT                           2,292          24,983

CASH AND CASH EQUIVALENT
     BEGINNING OF QUARTER                          4,175           2,705
                                               ---------       ---------
CASH AND CASH EQUIVALENT
     END OF QUARTER                            $   6,467       $  27,688
                                               ---------       ---------
                                               ---------       ---------

      SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
           NOTES CONSOLIDATED ON FINANCIAL STATEMENTS
                  SEPTEMBER 30, 1995 (Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Seahawk Deep Ocean Technology, Inc. and subsidiaries (Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31,1994.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of September 30, 1995, results of operations, and cash flows for the interim periods presented. Operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended
December 31, 1995.

NOTE 2  AFFILIATES FINANCIAL INFORMATION

The Company is the General Partner and a less than 50% interest owner in Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd., all Florida limited partnerships. These partnerships are accounted for on the equity method. Summarized financial statement information is shown on page 10.

NOTE 3   MARKETABLE SECURITIES

At September 30, 1995, marketable securities consist of 3,867 shares of common stock of Valley Forge Scientific, Inc., a stock traded in the over-the-counter market and included in the NASDAQ Systems - Small Cap issues under the symbol VLFS. These shares had an original cost of $11,601 and a fair market value of $14,018 at September 30, 1995.

NOTE 4  INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". Prior to January 1, 1993, there was no deferred taxation liability due to net operating loss carry forwards of approximately $6,000,000. Therefore there is no cumulative effect on the Financial Statements of adopting Statement 109.

NOTE 5 COMMERCIAL UNION PREFERRED SHIP MORTGAGE

On February 9, 1994 and as amended on April 1, 1994 , the Company and Commercial Union Capital Limited entered into a joint stipulation agreement to delay sale of the Seahawk Retriever. The settlement provided for the Company to pay Commercial Union $500,000 in cash and sign a $1,000,000 note payable one year from closing secured by a first preferred ship mortgage on the Seahawk Retriever, her engines, tackle, equipment and apparel. The note was non-interest bearing through its due date, April 15, 1995. In March 1995, Commercial Union agreed to extend the expiration date of the note to June 1, 1995 and have since agreed that the mortgage will be extended for two years until June 2, 1997. Under the terms of the agreement, the new principal balance will be $1,025,000, and will be paid in eight quarterly installments, with interest charged at 5% per annum over the Citybank New York prime rate in effect on June 2, 1995, and adjusted thereafter biannually on the first day of December and June each year. The first seven quarterly installments will comprise the interest accrued and due on the date of the installment plus $50,000 of the principal. The eighth and final installment will comprise all the remaining amount due under the note. The current portion of the principal under this note is $250,000 at September 30, 1995. Due to the inability to collect payments due from chartering the vessel, the Company was unable to make the payment of principal and interest due to Commercial Union on September 2, 1995, and is currently seeking a new charter for the vessel M/V Seahawk Retriever that will enable it to make the past due and future payments to Commercial Union.

NOTE 6 CONTINGENCIES

During February, 1994 the Company agreed with Carl Anderson, a principal shareholder, to convert two notes ( "the Notes"), one for $44,448 and the other for $80,936 which, together with accrued interest thereon, totaled $141,804, into 567,212 shares of Common Stock in the Company. The Notes were in the name of Gregory P. Stemm, a former officer and director of the Company who had sold them to Anderson. On April 27, 1995, Stemm filed a lawsuit against the Company alleging that (a) the Company must pay him the principal and interest due on the Notes plus attorneys' fees and such other relief as the Court sees just and proper, and (b) Stemm is entitled to immediate possession of the Notes, and (c) the Company and Anderson conspired to deprive Stemm of his right to the Notes and as a result Stemm is entitled to damages due to this action.

The Company defended this action on the basis that it was verbally informed by both Anderson and Stemm that the Notes had been transferred to Anderson and that the Company relied on their representations and converted the Notes in good faith. The Company settled this matter with Anderson in November 1995 by Anderson paying the purchase price for the stock issued upon conversion of the Notes. The Company settled the matter with Stemm by issuing a $90,000 promissory note for two years at 12% per annum and issuing to Stemm 360,000 shares of common stock and 360,000 warrants to purchase shares of common stock at $0.32 per share. The Company had a cost of legal expense and settling this matter of $15,305.

NOTE 7 SUBSEQUENT EVENTS

During November 1995, the Company acquired 100% of the outstanding common stock of Seahawk, Inc., an Alabama corporation that owns the research vessel R/V Seahawk in a transaction where the Company issued 2,400,000 shares of its Common Stock to the shareholders of Seahawk, Inc. The R/V Seahawk is an 84 foot, 150 gross tons monohull ship that is fully equipped to carry out deep sub-sea survey work, including side scan sonar, magnetometry and bathymetric surveys as well as remotely operated vehicle operations. Since 1989 the R/V Seahawk has been on almost continuous charter to the Company and the acquisition will enable the Company to write back past due debt of some $295,000 and improve cash flow by $72,000 per annum.

            SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                         BALANCE  SHEETS - AFFILIATES

Nine Months Ended September 30, 1995
                                  Seahawk I,       Seahawk II,    Eagle Part-
                                     Ltd.             Ltd.         ners, Ltd.
                                 -----------      -----------     -----------
Current Assets
  Cash                           $       845      $        52     $         0
  Accounts receivable                    421              -               -
  Inventory - other                    1,805              -               -
                                 -----------      -----------     -----------
    Total Current Assets               3,071               52               0
                                 -----------      -----------     -----------
Other Assets
  Artifact inventory                 784,567              -               -
                                 -----------      -----------     -----------
    Total Assets                     787,638               52               0
                                 -----------      -----------     -----------
Current Liabilities
  Accounts payable-trade               4,087            2,217           3,525
Accounts payable-general partner     761,983           14,928       1,018,219
Accrued liabilities                   35,654              -               -
Notes payable - general partner      300,000              -               -
Notes payable - limited partners      32,886              -               -
                                 -----------      -----------     -----------
    Total Current Liabilities      1,134,610           17,145       1,021,744
                                 -----------      -----------     -----------
Partners' Capital
  Capital contributed              2,511,041        1,371,251         150,100
  Accumulated loss                (2,858,013)      (1,388,344)     (1,171,844)
                                 -----------      -----------     -----------
    Net Capital                     (346,972)         (17,093)     (1,021,744)
                                 -----------      -----------     -----------
      Total Liabilities
      and Capital                $   787,638      $        52     $         0
                                 -----------      -----------     -----------

                     STATEMENTS OF OPERATION - AFFILIATES

Nine Months Ended September 30, 1995
                                  Seahawk I,       Seahawk II,    Eagle Part-
                                     Ltd.             Ltd.         ners, Ltd.
                                 -----------      -----------     -----------
Revenues                         $       141      $         0     $         0
Expenses
  Operating expenses                     225                0               0
  General and Administrative          11,090            1,890             680
                                 -----------      -----------     -----------
    Total Expenses                    11,315            1,890             680
                                 -----------      -----------     -----------
Other Income (Expenses)              (27,241)               0               0
                                 -----------      -----------     -----------
     Net (Loss)                  $   (38,556)     $    (1,890)    $     (680)
                                 -----------      -----------     -----------

Item 2 Management Discussion and Analysis of Financial Conditions and Results of Operations.

Results of Operations

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

The net loss for the three months to September 30, 1995 was $395,843 compared to a loss of $394,611 in the corresponding quarter of 1994.

Total revenues in the 1995 quarter at $198,223 were up by $191,751 from the 1994 quarter largely as a result of revenue being earned on the charter of the vessel M/V Seahawk Retriever ($150,318), and from marine operations conducted by the R/V Seahawk ($45,250). The increase in revenue was offset by total expenses of $542,962 incurred in the third quarter of 1995, compared to $348,311 in the equivalent period in 1994, which resulted in the third quarter loss from operations being slightly higher at $344,740 in 1995 compared to $341,840 in 1994.

The Company's costs of vessel operations of $113,922 increased by $1,065 for the quarter ending September 30, 1995, as compared to the third quarter in 1994 when vessel operations costs were $112,857. Additional expenses were incurred during the current quarter to mobilize the vessel R/V Seahawk and perform survey services for Eagle Miners, Ltd., an affiliated client, while the vessel M/V Seahawk Retriever was chartered to International Diving and Consulting Services, Inc. resulting in an offsetting decrease in associated expenses during the current quarter for that vessel. Insurance costs were down by $2,359 and dockage fees were down an additional $7,029 for the third quarter of 1995 compared to the equivalent period in 1994. The cost of supplies and consumables were down by $564 with the cost for the quarter ending September 30, 1995 being $3,484 compared to $4,048 in the same quarter last year. Crew costs of $54,024 during the current quarter were down $2,505 compared to the same quarter in 1994. The costs of fuel (up $3,170), consumables (up $1,934), and rented ship's equipment (up $12,607) all increased during the quarter ending September 30, 1995 as compared to the same quarter during 1994. Vessel rental of $18,000 was unchanged for the three months to September 30, 1995 compared to the three months ended September 30, 1994.

The cost of conservation and archaeology increased by $3,933 in the 3rd quarter of 1995 as compared to the same quarter in 1994. During the 1995 quarter these costs were $12,457 while such costs were $8,523 during the 1994 quarter. The increase was primarily due to increased payroll during the current quarter as compared to the same quarter during 1994.

Depreciation was $ 55,266 for the quarter ending September 30, 1995, $4,097 less than the charge for depreciation in the equivalent period in 1994. This was due to equipment reaching the end of it's depreciable life at the 1994 year end. The cost of office rent remained unchanged from the equivalent period in 1994 at $20,768.

Administration costs increased by $193,749 to $322,550 in the quarter ending September 30, 1995 from $128,801 during the same period in 1994. This was primarily due to the Company providing for the possible uncollectability of an account receivable of $173,620 due by International Diving & Consulting Services, Inc. from the charter of the M/V Seahawk Retriever. Commission expense related to sales of a private placement increased by $14,400 during the current quarter as there was no such expense during the same quarter in 1994. The costs of accounting increased by $3,255 while Payroll and Consultancy increased by $10,500 during the quarter ending September 30, 1995 as compared to September 30, 1994. Telephone and Communication expense decreased during the current quarter of 1995 to $4,693 from $10,650 during the same quarter in 1994 when such costs were higher because the Company was actively engaged in seeking a survey permit in South America.

Interest expense was higher at $64,726 for the quarter ending September 30, 1995 compared to $45,939 in the third quarter of 1994. The increase was primarily due to interest expense charged by Commercial Union in extending the note payable on the preferred ships' mortgage.

The loss on investment in less than 50% owned entities was $6,851 in the 1995 quarter, down from $16,887 in the third quarter of 1994. These losses represent the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the managing general partner. Seahawk I, Ltd. produced a loss of $6,761 primarily resulting from efforts to develop a market for the artifacts recovered from the Tortugas Shipwreck Site and from the cost of quarterly accounting requirements. Seahawk II, Ltd. did not produce any losses during the period. Eagle Partners, Ltd. incurred administrative and operating costs of $90 which resulted in a net loss of that amount for the quarter.

Results of Operations

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

The net loss for the three quarters to September 30, 1995 was $796,668 as compared to a loss of $1,107,201 in the corresponding period of 1994.

The reduced loss for the nine months ending September 30, 1995 compared to the nine months ending September 30, 1994 resulted from an increase in revenues of $390,289 while operating expenses (down by $108,309 to $512,406) decreased and administrative expenses (up by $188,820 to $563,804) increased.

The most significant revenues and costs reductions resulted primarily from the charter of the M/V Seahawk Retriever which provided an increase in revenue of $381,667 during the 1995 period while there was no such revenue during the same nine months in 1994. There also was a reduction of $28,263 in marine operations expense to $205,610 for the nine months ending September 30, 1995 compared to $233,873 for the equivalent period during 1994. The major saving in the cost of vessel operations were achieved by decreases in the costs of insurance (down $9,478), dockage (down $14,927), supplies and consumables (down $2,286), and repairs (down by $3,005).

A reduction of $84,089 in depreciation expense during the nine months ending September 30, 1995 as compared to the equivalent nine months of 1994, resulted mainly from the sale of the ROV Merlin and associated equipment during 1994 and the expiration of useful life of certain computer equipment.

An increase in interest expense of $69,795 during the nine months ending September 30, 1995 as compared to the equivalent nine months of 1994, was offset by a decrease in the loss on partnership operations of $30,338, an increase in interest income from affiliates of $22,438 and a gain on the sale of marketable securities of $19,900.

Administrative expense was $188,820 at $563,804 for the nine months ending September 30, 1995, as compared to $374,984 for the same period in 1994. Major components of the administrative expense for the nine months ending September 30, 1995, were accounting expense ($32,712), provision for bad debt ($174,310), legal costs ($73,421) personnel costs ($244,476), and telephone and communications ($15,188). The provision for bad debt related to an amount due by International Diving & Consulting Services, Inc. for the charter of the vessel M/V Seahawk Retriever.

Liquidity and Capital Resources

At December 31, 1994, the Company had negative working capital of $(2,114,888). During the nine months ended September 30, 1995 the Company's working capital increased to a negative $(1,717,557).

The increase in working capital of $397,331 in the period was mostly the result of restructuring $825,000 of the preferred ships' mortgage with Commercial Union Capital Limited to long term debt from current liability. Net operating losses before depreciation were financed by the proceeds from the sale of marketable securities and the issuance of common stock.

In September, 1994 and November, 1994 the Company issued 1,001,875 and 800,000 shares of common stock respectively in two private placements. Under the terms of the private placements, if the stock issued was not registered by December 31, 1994, and March 10, 1995, a bonus of 30% of the original issue became due. The shares were not registered within the time limit, consequently 300,562 shares of common stock were issued on January 1, 1995 and 240,000 were issued in May 1995. On January 1, 1995, $83,702 of accrued expense was converted into 264,774 shares of common stock and on March 1, 1995 an account payable of $4,609 was converted to 31,926 shares of common stock. On June 30, 1995 a debt holder exercised warrants for 40,000 shares of common stock in exchange for $10,000 of debt owed by the Company. During August and September 1995 the Company issued 698,836 shares of common stock for $174,709 cash raised in a private placement stock offering. After September the Private Placement was closed out. The total amount raised was $314,784 by the placement of 1,259,136 shares.

In October 1993 the Company signed a marketing agreement with Buckeye Communications, Inc. The agreement sets out the terms under which the Company's artifacts, products derived from the artifacts and products derived from the Company's archive material will be marketed by Buckeye on a worldwide exclusive basis. Any sales resulting from this marketing effort will result in royalty payments to the Company. Similar agreements were signed between Buckeye and Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd.. The agreements require a minimum revenue to the Company and its Affiliates of $350,000 in the first two years in order for the agreements to continue in force. The development of products under the marketing agreement has earned little revenue and the agreement expired in October 1995. During 1994 Buckeye did provide a licensing agreement with a third party to develop a CD ROM game which is expected to enter the market in the first quarter of 1996 and provide royalty income to the Company from that time. In October 1993 Buckeye also agreed to provide Seahawk I, Ltd. with a loan of $250,000 at 10% per annum interest for two years. The loan was secured by certain of the pearls owned by Seahawk I, Ltd. and guaranteed by the Company. Under the terms of the note, interest was payable quarterly, but none of the interest due was paid. On December 1, 1994, an agreement was reached between the Company, Seahawk I, Ltd., and Buckeye under which the Company assumed the Buckeye loan and interest due in return for a note from Seahawk I, Ltd. The principal of the loan was converted into 1,000,000 shares of common stock in the Company and 200,000 shares of convertible, redeemable preferred stock in the Company. The outstanding interest of $54,156 is scheduled to be repaid at the rate of $5,000 per month.

The original loan enabled Seahawk I, Ltd. to pay some of its liabilities to the Company. Until it can obtain additional financing or begin earning revenue from its artifacts, either by direct sale or royalty on reproductions, it will not be able to pay the balance of the liabilities. It is not likely that the Partnership will be able to raise further financing except through the sale of artifacts. The Partnership had planned to sell its artifacts through the Seahawk Shipwreck and Treasure Museum, but the inability to finance the museum had forced the Company to put the museum plans on hold until appropriate financing could be arranged.

During August 1994 the Company entered into a Vessel Bareboat Charter and Purchase Agreement with International Diving and Consulting Services, Inc. ("International Diving"), a Lafayette, Louisiana based underwater services company. Pursuant to this agreement, International Diving agreed to charter the SEAHAWK RETRIEVER for the five year period commencing September 1, 1994, and to purchase the vessel at the end of the five year period for a net purchase price of approximately $1,350,000 plus interest at a rate equal to 3% per annum over the Citibank New York prime rate.

On November 23, 1994, International Diving filed a voluntary petition in the United States Bankruptcy Court under Chapter 11 of the Bankruptcy Code. Due to this Chapter 11 filing, International Diving was not able to make the lease payment in the amount of approximately $100,000 which was due to the Company on December 10, 1994.

On March 7, 1995 , the U.S. Bankruptcy Court Western District of Louisiana, Lafayette - Opelousas Division ordered International Diving to pay (a) $130,836 on or before March 17, 1995; (b) $56,935 on or before April 7, 1995 ;
(c) $56,935 on or before May 7, 1995; and (d) all future payments under the Agreement as they come due, and ordered that the Agreement be amended to grant International Diving the option to purchase the Retriever for the sum of $1,450,000 payable in cash on or before June 1, 1995. International Diving has declined the option to purchase the Retriever and has made the payments under (a), (b), and (c) above.

International Diving was unable to make the payment of $136,703.5 due on June 10, 1995 and on July 11, 1995 (as modified on July 25, 1995) the same U.S. Bankruptcy Court ordered International Diving to make payments of $45,568.00 on July 11th and July 25th 1995, and to make payments of $53,179 on August 8th, August 24th, and September 5th, 1995. The payments due on July 11, 1995 and July 25, 1995 have been made. No further payments have been made by International Diving and on September 12, 1995 the vessel M/V Seahawk Retriever was repossessed by the Company. An account receivable from International Diving of $173,620 owing at September 30, 1995 was provided for as bad debt due to the possibility that International Diving may be forced into a Chapter 7 Bankruptcy Liquidation. The Company is, however, pursuing International Diving for the outstanding payments through the same Bankruptcy Court. The Company is currently offering the M/V Seahawk Retriever for charter in the Gulf of Mexico.

Seahawk II, Ltd. is out of funds and the partners have decided they are not willing to invest additional funds to continue further excavation of the wreck site. The General Partner is unable to identify additional working capital to work on the Partnership's wreck off St. Augustine, and has asked the partners to vote on terminating the Partnership. The results of that vote is expected to be known during November 1995.

Eagle Partners, Ltd. is also out of cash but has continued its search for a shipwreck believed to have sunk off the east coast of the United States.
The Company has provided survey services to Eagle Partners, Ltd. on credit but has in effect provided in full against the account receivable by assuming losses on investments sufficient to create a negative balance on investment in the Partnership that is equal to the account receivable. It is anticipated that Eagle Partners Ltd. will attempt to raise additional funds for the project in return for a share of any successful recovery of the shipwreck.

On July 18, 1995 the Company announced that it had entered into a joint venture agreement with Sea Miners, Inc. a Baltimore, MD company, to resume the search for this shipwreck. The joint venture incorporates research by both parties concerning this wreck and a pooling of resources to continue the search operations. Under the agreement, the Company will continue to be the offshore contractor to the joint venture for all marine operations. The Company earned revenues of $45,250 during the quarter ended September 30, 1995 from this partnership and expects to earn additional revenue during the fourth quarter of 1995 from this partnership.

The Company is reviewing other potential shipwreck projects and it is anticipated that if the Company were to proceed with any of these projects, it would help to form limited partnerships for the purpose of funding the projects. There is no assurance that any of the partnerships would be successful in raising the necessary amount of funding.

In order for the Company to remain in business during the next 12 months it is necessary for the Company to pursue charter and contract work, generate new sources of revenue or raise additional financing. The Company's current and future efforts to obtain additional financing will concentrate on offering additional equity to investors until such time as the Company's operational cash flow is self supporting. As indicated above, the Company, acting in its capacity as general partner of Seahawk I, Ltd., is attempting to arrange for a sale of the artifacts owned by Seahawk I, Ltd.

                         PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings - None.

Item 2.     Changes in Securities - None.

Item 3.     Defaults Upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Security Holders - None.

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K - None.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)                        SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
BY (SIGNATURE)                      /s/ John T. Lawrence
(NAME AND TITLE)                    John T. Lawrence, President
(DATE)                              November 17, 1995

                               EXHIBIT INDEX

 EXHIBIT                                         METHOD OF FILING
   27.     Financial Data Schedule          Filed herewith electronically