Form 10QSB/A
period 1995-09-30
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 1996-02-07
CIK 833020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              Amendment No. 1 to

                                 FORM 10-QSB/A

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

             SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY            (Unaudited)
                                                September 30     December 31
                                                    1995             1994
                                                -----------      -----------
CURRENT LIABILITIES
      Accounts payable                          $   338,162      $   450,204
      Accrued expenses
            Salaries                                208,926           69,282
            Interest due related parties             66,618           48,851
            Interest due to others                  145,499           76,120
            other                                    11,199            7,988
      Preferred ships' mortgage                     250,000          970,590
      Due to related parties                        371,756          504,456
      Notes payable - others                        384,033          294,500
                                                -----------      -----------
Total current liabilities                         1,776,193        2,421,991
                                                -----------      -----------
LONG TERM LIABILITIES
      Notes payable - related                        65,000              -
      Preferred ships' mortgage                     775,000              -
                                                -----------      -----------
TOTAL LIABILITIES                                 2,616,193        2,421,991
                                                -----------      -----------
STOCKHOLDERS' EQUITY
      Preferred stock - no par value
            60,000,000 shares authorized;
            200,000 and 200,000 shares
            issued and outstanding                   50,000           50,000
      Common stock - no par value;
            30,000,000 shares authorized;
            21,400,168 and 19,598,115
            shares issued and outstanding        11,968,682       11,668,663
      Paid in capital-stock options                   5,191            5,191
      Accumulated (deficit)                     (11,845,951)     (11,032,995)
                                                -----------      -----------
           Total Stockholders' equity               177,922          690,859
                                                -----------      -----------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY       $  2,794,115     $  3,112,850
                                                -----------      -----------
                                                -----------      -----------

             SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                    Three Months            Nine Months
                                Ended September 30th    Ended September 30th
                                  1995       1994        1995         1994
                               ---------  ----------  ----------  -----------
REVENUES
      Income from Affiliates  $   47,830  $    4,035  $   55,240  $    42,263
      Income from Others         150,393       2,437     382,249        4,937
                              ----------  ----------  ----------  -----------
Total Revenues                   198,223       6,472     437,489       47,200

OPERATING EXPENSES
      Vessel Operations          120,172     112,857     211,860      233,873
      Vessel Operations
            - Affiliates          18,000      18,000      54,000       54,000
      Conservation                12,457       8,523      29,462       25,919
      Depreciation                55,266      59,363     161,031      245,121
      Rent                        20,768      20,768      62,303       61,803
                              ----------  ----------  ----------  -----------
Total Operating Expenses         226,662     219,511     518,656      620,715

GENERAL AND ADMINISTRATIVE
      EXPENSES                   322,550     128,801     563,804      374,984
                              ----------  ----------  ----------  -----------
Total Expenses                   549,212     348,312   1,082,460      995,699
                              ----------  ----------  ----------  -----------
(LOSS) FROM OPERATIONS          (350,990)   (341,840)   (644,971)    (948,499)
                              ----------  ----------  ----------  -----------
OTHER INCOME (EXPENSE)
     Interest income-
          affiliate                7,562           -      22,438            -
     Interest income-others            3       1,151           3        1,151
     Interest expense            (65,463)    (45,939)   (184,140)    (113,608)
     Other income                  8,034      11,059       8,034       11,168
     Gain on sale of market-
          able securities          4,875           -      19,900            -
     Loss on disposal of
          equipment                    -      (2,155)          -       (2,155)
     Loss on investment in
          less than 50%
          owned entities          (9,951)    (16,887)    (34,220)     (55,258)
                              ----------  ----------  ----------  -----------
Total other income (expense)     (54,940)    (52,772)   (167,984)    (158,703)

NET (LOSS)                    $ (405,930) $ (394,611) $ (812,955) $(1,107,201)
                              ----------  ----------  ----------  -----------
                              ----------  ----------  ----------  -----------
NET (LOSS) PER SHARE          $    (0.02) $    (0.03) $    (0.04) $     (0.07)
                              ----------  ----------  ----------  -----------
Weighted average number of
 common shares and common
 shares equivalents
 outstanding.                 20,488,249  15,307,307  20,488,249   15,307,307
                              ----------  ----------  ----------  -----------

               SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS

                                               Sources and (use) of Cash
                                            Nine Months Ended September 30th
                                                  1995            1994
                                              -----------     -----------
Cash Flows from Operating Activities
Net ( Loss)                                  $  (812,955)    $(1,107,201)

Adjustments to reconcile net loss to net
cash used by operating activities :
     Depreciation                                161,030         245,121
     Provision for bad debt                      174,310               -
     Loss on disposal of equipment                     -           2,155
     Profit on sale of marketable securities     (19,900)              -
     Loss on Investment in less than 50%
          owned entities                          34,220          55,258
     Services Acquired through issuance
          of common stock                          6,250          28,443
     Decrease(increase) in trade accounts
          receivable                             (46,389)           (416)
     Decrease(increase) in trade accounts
          receivable - affiliates                (56,740)        (35,613)
     Decrease(increase) in other receivables      (4,720)         45,531
     Decrease(increase) in other receivables
          - affiliates                           (12,438)              -
     Decrease(increase) in inventory               3,261               9
     Decrease(increase) in prepaid expense        18,576         (31,489)
     Decrease(increase) in deposits               (1,868)          3,101
    (Decrease) increase in accounts payable     (107,433)         28,746
    (Decrease)increase in accrued expenses       279,984         209,289
                                               ---------       ---------
          Total Adjustments                      390,991         550,135
                                               ---------       ---------
     Net Cash generated (used) by
          operating activities                 $(421,964)      $(557,066)
                                               ---------       ---------
Cash Flows from Investing Activities
     Purchase of equipment                     $ (27,877)      $ (12,802)
     Purchase of artifacts                             -               -
     Increase in other investments                     -               -
     Issuance of notes receivable from
          affiliates                                   -               -
     Proceeds from disposal of equipment               -         655,000
     Proceeds from the sale of marketable
          securities                             146,013               -
     Payments received on notes receivable             -               -
     Decrease in investment in affiliate               -               -
                                               ---------       ---------
     Net Cash provided (used) by
          investing activities                  (118,136)        642,198
                                               ---------       ---------
Cash Flows from Financing Activities
     Proceeds from issuance of common stock      174,709         245,850
     Proceeds from issuance of warrants                -               -
     Advances from related parties                     -               -
     Issuance of notes payable - other           162,011         208,000
     Issuance of notes payable - related          15,000           7,000
     Repayment of notes                                -         (21,000)
     Repayment of notes - related                (45,600)              -
     Payments on capital lease payable                 -        (500,000)
                                               ---------       ---------
     Net Cash provided (used) by
          financing activities                   306,120         (60,150)
                                               ---------       ---------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENT                           2,292          24,983

CASH AND CASH EQUIVALENT
     BEGINNING OF QUARTER                          4,175           2,705
                                               ---------       ---------
CASH AND CASH EQUIVALENT
     END OF QUARTER                            $   6,467       $  27,688
                                               ---------       ---------
                                               ---------       ---------

             SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

Summary of Significant Non-Cash Transactions

During 1994 several debt holders, through the exercise of warrants and options, converted their debt to stock. A summary of the debt converted to stock is as follows:

[CAPTION]
                                      Common                Preferred
                                 Amount      Shares      Amount       Shares
                               ---------  ----------  ----------  -----------
[S]                          [C]         [C]           [C]         [C]

Accounts payable              $   25,477      78,074
Accounts payable - related        59,347     395,943
Accrued interest                  77,064     314,208
Notes payable - related          139,498     619,407
Notes payable - other            740,000   2,950,032     $50,000      200,000
Debentures                        30,000     120,000
                               ---------  ----------  ----------  -----------
                              $1,071,386   4,477,664     $50,000      200,000

During 1994 the Company issued 46,875 shares of common stock for a $15,000 receivable.

During 1994 the Company issued 800,000 shares of common stock in exchange for 66,667 shares of Valley Forge Scientific, Inc, common stock in an exchange valued at $200,000.

During 1994 the Company issued 100,000 shares of common stock valued at $30,000 for a 34 foot workboat.

During 1995 several debt holders, through the exercise of warrants and options, converted their debt to stock. A summary of the debt converted to stock is as follows:

[CAPTION]
                                                        Common
                                                 Amount         Shares
                                              -----------     -----------
[S]                                          [C]             [C]
Accounts payable                              $    13,859          68,926
Accrued interest                                    5,023          19,055
Accrued salary                                     83,702         264,774
Notes payable - related                             5,947          19,823
Notes payable - other                               7,478          29,912
                                              -----------     -----------
                                              $   116,009          402,490

During 1995 the Company issued 60,000 shares for services valued at $9,300.

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

NOTE 3   MARKETABLE SECURITIES

At September 30, 1995, marketable securities consist of 3,867 shares of common stock of Valley Forge Scientific, Inc., a stock traded in the over-the-counter market and included in the NASDAQ Systems - Small Cap issues under the symbol VLFS. These shares had an original cost of $11,601 and a fair market value of $14,018 at September 30, 1995. The Company has adopted SFAS No. 115 which requires investments in equity securities to be reported at fair value. Accordingly, an unrealized loss of $35,603 was recorded in the financial statements for the period ending December 31, 1994.

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

NOTE 7 SUBSEQUENT EVENTS

During November 1995, the Company acquired 100% of the outstanding common stock of Seahawk, Inc., an Alabama corporation that owns the research vessel R/V Seahawk in a transaction where the Company issued 2,400,000 shares of its Common Stock to the shareholders of Seahawk, Inc. The R/V Seahawk is an 84 foot, 150 gross tons monohull ship that is fully equipped to carry out deep sub-sea survey work, including side scan sonar, magnetometry and bathymetric surveys as well as remotely operated vehicle operations. The Company will account for this acquisition as the purchase of an asset. The basis for the valuation will be the fair value of the vessel received.

NOTE 8 COMMON STOCK TRANSACTIONS WITH RELATED PARTIES

During January 1995, the Company issued 264,774 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the year ended December 31, 1994:
[CAPTION]
                                                Number          Unpaid
                                               of Shares      Remuneration
                                              -----------     -----------
    [S]                                        [C]            [C]
     John Lawrence                              132,387        $41,850.87
     John Balch                                 132,387        $41,850.87

During January 1995, the Company issued 90,938 shares of its Common Stock to Carl Anderson and 46,875 shares of its Common Stock to A. F. Budge, two accredited investors. These investors originally invested in a private offering during June 1994, and according to the terms of the 1994 private offering, if the Company did not register the original shares by the end of 1994, the Company was required to issue additional shares in an amount equal to 30% of the shares originally purchased.

During May 1995, the Company issued 240,000 shares of its Common Stock to Carl Anderson, a principal shareholder. Mr. Anderson originally invested in a private offering during November 1994, and according to the terms of the 1994 private offering, if the Company did not register the original shares by March 10, 1995, the Company was required to issue additional shares in an amount equal to 30% of the shares originally purchased.

During July 1995, the Company issued 25,000 shares to Daniel Derfus, a Director, who agreed to convert part of an existing loan and accured interest into Common Stock. Mr. Derfus exercised existing warrants at $.30 per share.

During September 1995, the Company issued 24,000 shares of its Common Stock to John C. Morris, a shareholder and former officer and director, upon payment to the Company of $6,000. These shares were sold because Mr. Morris exercised anti-dilution rights he held under previously issued warrants.

During October 1995, the Company issued 16,000 shares of its Common Stock to John C. Morris, a shareholder and former officer and director, upon payment to the Company of $4,000. These shares were sold because Mr. Morris exercised anti-dilution rights he held under previously issued warrants.

During October 1995, the Company issued 360,000 shares of its Common Stock to Gregory Stemm, a shareholder and former officer and director, pursuant to a settlement agreement which resolved a lawsuit filed by Mr. Stemm against the Company.

During November 1995 the Company issued 2,400,000 shares of its Common Stock to the six owners of Seahawk, Inc. the corporation which owned the vessel R/V Seahawk in exchange for 100% of the outstanding stock of Seahawk, Inc.

The Board of Directors was of the opinion that the terms of the above transactions were at least as favorable as those which could be obtained from independent third parties.

NOTE 9  COMMON STOCK TRANSACTIONS WITH OTHERS

During January 1995, the Company issued 100,000 shares of its Common Stock to Buckeye Communications, Inc. in accordance with an amendment to the terms of a December 1994 agreement. During December 1994, the Company issued 800,000 shares of its Common Stock and 200,000 shares of the Company's Series 1 Convertible Preferred Stock to Buckeye as payment for a $250,000 loan.

During January 1995, the Company issued 162,750 shares of its Common Stock to three accredited investors. The three investors originally invested in a private offering during June 1994, and according to the terms of the 1994 private offering, if the Company did not register the original shares by the end of 1994, the Company was required to issue additional shares in an amount equal to 30% of the shares originally purchased.

During March 1995, the Company issued 31,926 shares of its Common Stock to an individual for $4,609 of services rendered.

During May 1995 the Company issued 40,000 shares of its Common Stock to one person in payment for a right to 10% of any cargo recovered from a shipwreck in the Atlantic, code named Golden Eagle.

During June 1995 the Company issued 40,000 shares to a shareholder who agreed to convert part of an existing loan and accrued interest into Common Stock by exercising existing warrants at $.25 per share.

During July 1995, the Company issued 40,790 shares of its Common Stock to a corporation in connection with services performed by the corporation.

During August 1995, the Company issued 20,000 shares of its Common Stock to one individual in accordance with an amendment to an agreement for the individuals right to 10% of any cargo recovered from a shipwreck in the Atlantic, code named Golden Eagle.

During October 1995, the Company issued 50,000 shares of its Common Stock to an individual pursuant to a loan aggreement entered into during September 1995 which provided that if a $10,000 loan was not repaid by the October 1995 due date, the loan would be converted into Common Stock at $.20 per share.

During October 1995, the Company issued 105,269 shares of its Common Stock to a shareholder which exercised an outstanding option to purchase 105,269 shares at a price of $.15 per share.

During October 1995, the Company issued 80,000 shares of its Common Stock to two individuals who agreed to convert a loan and interest amounting to $20,000 to stock.

During November 1995, the Company issued 1,259,136 shares of its Common Stock to 20 accredited investors who invested a total of $314,784 in cash in a private placement. These stock purchases were entered to the Company's books from August through December, coincident with receipt of payment for the shares.

            SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                         BALANCE  SHEETS - AFFILIATES

Nine Months Ended September 30, 1995
                                  Seahawk I,       Seahawk II,    Eagle Part-
                                     Ltd.             Ltd.         ners, Ltd.
                                 -----------      -----------     -----------
Current Assets
  Cash                           $       845      $        52     $         0
  Accounts receivable                    421              -               -
  Inventory - other                    1,805              -               -
                                 -----------      -----------     -----------
    Total Current Assets               3,071               52               0
                                 -----------      -----------     -----------
Other Assets
  Artifact inventory                 784,567              -               -
                                 -----------      -----------     -----------
    Total Assets                     787,638               52               0
                                 -----------      -----------     -----------
Current Liabilities
  Accounts payable-trade               4,087            2,217           3,525
Accounts payable-general partner     761,983           14,928       1,027,519
Accrued liabilities                   35,654              -               -
Notes payable - general partner      300,000              -               -
Notes payable - limited partners      32,886              -               -
                                 -----------      -----------     -----------
    Total Current Liabilities      1,134,610           17,145       1,031,044
                                 -----------      -----------     -----------
Partners' Capital
  Capital contributed              2,511,041        1,371,251         150,100
  Accumulated loss                (2,858,013)      (1,388,344)     (1,181,144)
                                 -----------      -----------     -----------
    Net Capital                     (346,972)         (17,093)     (1,031,044)
                                 -----------      -----------     -----------
      Total Liabilities
      and Capital                $   787,638      $        52     $         0
                                 -----------      -----------     -----------

                     STATEMENTS OF OPERATION - AFFILIATES

Nine Months Ended September 30, 1995
                                  Seahawk I,       Seahawk II,    Eagle Part-
                                     Ltd.             Ltd.         ners, Ltd.
                                 -----------      -----------     -----------
Revenues                         $       141      $         0     $         0
Expenses
  Operating expenses                     225                0               0
  General and Administrative          11,090            1,890           9,980
                                 -----------      -----------     -----------
    Total Expenses                    11,315            1,890           9,980
                                 -----------      -----------     -----------
Other Income (Expenses)              (27,241)               0               0
                                 -----------      -----------     -----------
     Net (Loss)                  $   (38,556)     $    (1,890)    $   (9,980)
                                 -----------      -----------     -----------

Item 2 Management Discussion and Analysis of Financial Conditions and Results of Operations.

Results of Operations

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

The net loss for the three months to September 30, 1995 was $405,930 compared to a loss of $394,611 in the corresponding quarter of 1994.

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

Depreciation was $55,266 for the quarter ending September 30, 1995, $4,097 less than the charge for depreciation in the equivalent period in 1994. This was due to equipment reaching the end of it's depreciable life at the 1994 year end. The Company expects that adoption of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which will become effective for fiscal years beginning after December 15, 1995, would have no effect on the Financial Statements as of September 30, 1995.


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

Interest expense was higher at $65,463 for the quarter ending September 30, 1995 compared to $45,939 in the third quarter of 1994. The increase was primarily due to interest expense charged by Commercial Union in extending the note payable on the preferred ships' mortgage.


The loss on investment in less than 50% owned entities was $9,951 in the 1995 quarter, down from $16,887 in the third quarter of 1994. These losses represent the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the managing general partner. Seahawk I, Ltd. produced a loss of $6,761 primarily resulting from efforts to develop a market for the artifacts recovered from the Tortugas Shipwreck Site and from the cost of quarterly accounting requirements. Seahawk II, Ltd. did not produce any losses during the period. Eagle Partners, Ltd. incurred administrative and operating costs of $3,190 which resulted in a net loss of that amount for the quarter.

Results of Operations

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

The net loss for the three quarters to September 30, 1995 was $812,955 as compared to a loss of $1,107,201 in the corresponding period of 1994.


The reduced loss for the nine months ending September 30, 1995 compared to the nine months ending September 30, 1994 resulted from an increase in revenues of $390,289 while operating expenses (down by $102,059 to $518,656) decreased and administrative expenses (up by $188,820 to $563,804) increased.

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

Administrative expense totaled $563,804 for the nine months ending
September 30, 1995, as compared to $374,984 for the same period in 1994.
Major components of the administrative expense for the nine months ending September 30, 1995, were accounting expense ($32,712), provision for bad debt ($174,310), legal costs ($73,421) personnel costs ($244,476), and telephone and communications ($15,188). The provision for bad debt related to an amount due by International Diving & Consulting Services, Inc. for the charter of the vessel M/V Seahawk Retriever.

Liquidity and Capital Resources

At December 31, 1994, the Company had negative working capital of $(2,114,888). During the nine months ended September 30, 1995 the Company's working capital increased to a negative $(1,706,845).


The increase in working capital of $408,043 in the period was mostly the result of restructuring $825,000 of the preferred ships' mortgage with Commercial Union Capital Limited to long term debt from current liability. Net operating losses before depreciation were financed by the proceeds from the sale of marketable securities and the issuance of common stock.

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

International Diving was unable to make the payment of $136,703.50 due on June 10, 1995 and on July 11, 1995 (as modified on July 25, 1995) the same U.S. Bankruptcy Court ordered International Diving to make payments of $45,568.00 on July 11th and July 25th 1995, and to make payments of $53,179 on August 8th, August 24th, and September 5th, 1995. The payments due on July 11, 1995 and July 25, 1995 have been made. No further payments have been made by International Diving and on September 12, 1995 the vessel M/V Seahawk Retriever was repossessed by the Company. An account receivable from International Diving of $173,620 owing at September 30, 1995 was provided for as bad debt due to the possibility that International Diving may be forced into a Chapter 7 Bankruptcy Liquidation. The Company is, however, pursuing International Diving for the outstanding payments through the same Bankruptcy Court. The Company is currently offering the M/V Seahawk Retriever for charter in the Gulf of Mexico.

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


[S]                                [C]
                                    SEAHAWK DEEP OCEAN TECHNOLOGY, INC.

                                    BY /s/ John T. Lawrence
                                    John T. Lawrence, President
February 7, 1996

                               EXHIBIT INDEX

[CAPTION]
 EXHIBIT                                         METHOD OF FILING
[S]       [C]                              [C]
   27.     Financial Data Schedule          Filed herewith electronically