Form 10QSB
period 1996-03-31
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 1996-10-28
CIK 833020

PAGE

             U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended: March 31, 1996

                        Commission File Number 0-18239



                      SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
      ---------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)



         Colorado                                       84-1087879
-------------------------------              --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


             5102 South Westshore Boulevard, Tampa, Florida 33611
           ---------------------------------------------------------
          (Address of principal executive offices including zip code)


                                (813) 832-4040
                          --------------------------
                   (Issuer's telephone number)










Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [  ] Yes             [ X ] No

There were 25,730,857 shares of the Registrant's no par value Common Stock outstanding as of March 31, 1996.

Transitional Small Business Disclosure Format (check one):  Yes---     No-X-

               SEAHAWK DEEP OCEAN TECHNOLOGY, Inc.
                           FORM 10-QSB

                              INDEX

Part I:    Financial Information.................................Page No.

Item 1.    Financial Information:

           Consolidated Balance Sheets - March 31, 1996 and
           December 31, 1995................................      2 - 3

           Consolidated Statements of  Operations - Three
           Months Ended March 31, 1996 and 1995.............        4

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1996
           and 1995.........................................      5 - 7

           Notes to Consolidated Financial Statements.......      8 - 11

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....     12 - 16

Part II:   Other Information................................       16

           Item 1.  Legal Proceedings.......................       16

           Item 2.  Change in Securities....................       16

           Item 3.  Defaults Upon Senior Securities.........       16

           Item 4.  Submission of Matters to a Vote
                    of Security Holders.....................       16

           Item 5.   Other Information......................       16

           Item 6.   Exhibits and Reports on Form 8-K.......       16

Signatures... ..............................................       17

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS



ASSETS                                     (Unaudited)
                                            March 31      December 31
                                              1996            1995
                                          -----------     -----------

CURRENT ASSETS
      Cash and cash equivalents           $    13,881     $     8,191
      Marketable securities                         -           9,184
      Accounts receivable
         Trade, net of allowance
         for doubtful debt                          -          34,889
         Other                                  4,100           4,100
      Merchandise inventory                     3,687           3,687
      Prepaid expenses                         47,632          85,004
                                          ------------    -----------
            Total current assets               69,300         145,055
                                          ------------    -----------
PROPERTY AND EQUIPMENT
      Net of accumulated depreciation
      of $1,541,593 and $1,473,738          2,176,562       2,244,416
                                          ------------    -----------

OTHER ASSETS
      Artifacts                               305,746         305,746
      Accounts and Notes Receivable
      affiliates less losses in excess
      of investment in affiliates
      of $1,816,725 and $1,797,294            275,256         302,509
      Deposits                                 10,198          10,188
      Purchased shipwreck research,
      net of $10,556 amortization              11,944          13,819
                                          ------------    -----------
            Total other assets                603,144         632,262
                                          ------------    -----------
TOTAL ASSETS                              $ 2,849,006     $ 3,021,733
                                          ------------    -----------















                           (Continued)

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                           (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                           (Unaudited)
                                            March 31      December 31
                                              1996           1995
                                          -----------     -----------

CURRENT LIABILITIES
      Accounts payable                    $   430,599     $   436,530
      Accrued expenses
         Salaries                             237,837         120,666
         Interest due related parties          25,452          14,931
         Interest due to others                47,445          39,891
         Other                                 43,600          38,241
      Preferred ships' mortgage               900,000         900,000
      Due to related parties                  323,802         290,802
      Notes payable - others                  273,315         272,765
                                          -----------     -----------
            Total current liabilities       2,282,050       2,113,826
                                          -----------     -----------

DEBT TO BE CONVERTED TO COMMON STOCK           42,612         145,306
                                          -----------     -----------
STOCKHOLDERS' EQUITY

      Preferred stock - no par value
      60,000,000 shares authorized;
      200,000 and 200,000 shares
      issued and outstanding                   50,000          50,000
      Common stock - no par value;
      30,000,000 shares authorized;
      25,730,857 and 24,919,573 shares
      issued and outstanding               13,220,886      13,076,429
      0 and 314,784 contingent bonus
      shares                                        -          62,957
      Paid in capital-stock options             5,191           5,191
      Accumulated (deficit)               (12,751,733)    (12,431,976)
                                          -----------     -----------
            Total Stockholders' equity        524,344         762,601

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $ 2,849,006     $ 3,021,733
                                          -----------     -----------
                                          -----------     -----------

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                          Three Months Ended March 31,
                                              1996            1995
                                          ------------    ------------

REVENUES
      Income from Affiliates              $    (5,790)    $     4,425
      Income from Others                       57,500         117,902
                                          -----------     -----------
            Total Revenues                     51,710         122,327

OPERATING EXPENSES
      Vessel Operations                        85,288          50,243
      Vessel Operations - Affiliates                -          18,000
      Conservation                             13,002           5,407
      Depreciation                             69,730          51,124
      Rent                                     22,068          20,768
                                          -----------     -----------
            Total Operating Expenses          190,088         145,542

GENERAL AND ADMINISTRATIVE EXPENSES           157,602         139,498
            Total Expenses                    347,690         285,040
                                          -----------     -----------
(LOSS) FROM OPERATIONS                       (295,980)       (162,713)
                                          -----------     -----------
OTHER INCOME (EXPENSE)
      Interest income - affiliate              16,123           7,397
      Interest income - others                      5               -
      Interest expense                        (19,991)        (55,244)
      Other income                                  -               -
      Gain on sale of marketable securities      (483)         (4,788)
      Loss on disposal of equipment                 -               -
      Loss on investment in less than
      50% owned entities                      (19,431)        (10,912)
                                          -----------     -----------
            Total other income (expense)      (23,777)        (63,546)

NET (LOSS)                                $  (319,757)    $  (226,259)
                                          -----------     -----------
                                          -----------     -----------
NET (LOSS) PER SHARE                      $     (0.01)    $     ( .01)
                                          -----------     -----------
Weighted average number of common
shares and common shares equivalents
outstanding.                               25,351,480      20,167,811
                                          -----------     -----------

     SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                        STATEMENTS OF CASH FLOWS

                                              Source (use) of Cash
                                          Three Months Ended March 31,
                                               1996          1995
                                          ------------    ------------

Cash Flows from Operating Activities
Net ( Loss)                               $  (319,757)    $  (226,259)

Adjustments to reconcile net loss to net
cash used by operating activities :
   Depreciation                                69,730          51,124
   Provision for bad debt                           -             570
   Loss on disposal of equipment                    -               -
   Loss on sale of marketable securities          680           6,202
   Loss on Investment in less than
         50% owned entities                    19,431          10,912
   Services Acquired through issuance
         of common stock                       31,000               -
   Decrease(increase) in trade accounts
         receivable                            34,889          13,361
   Decrease(increase) in trade accounts
         receivable - affiliates               23,946            (925)
   Decrease(increase) in other receivables          -           3,931
   Decrease(increase) in other receivables
         - affiliates                         (16,124)         (7,397)
   Decrease(increase) in inventory                  -           3,261
   Decrease(increase) in prepaid expense       37,373          16,534
   Decrease(increase) in deposits                 (10)              -
   (Decrease) increase in accounts payable     (5,931)        (24,887)
   (Decrease)increase in accrued expenses      90,885          94,690
                                          ------------    ------------
       Total Adjustments                      285,869         167,376
                                          ------------    ------------
Net Cash generated (used)
 by operating activities                  $   (33,888)    $   (58,883)
                                          ------------    ------------

Cash Flows from Investing Activities
   Purchase of equipment                  $         -     $         -
   Purchase of artifacts                            -               -
   Increase in other investments                    -               -
   Issuance of notes receivable
       from affiliates                              -               -
   Proceeds from disposal of equipment              -               -
   Proceeds from the sale of marketable
       securities                               8,504          87,136
   Payments received on notes receivable            -               -
   Decrease in investment in affiliate              -               -
                                          ------------    ------------
Net Cash provided (used) by investing
activities                                $     8,504     $     7,136
                                          ------------    ------------


                           (Continued)

       SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                     STATEMENTS OF CASH FLOWS
                           (Continued)

                                              Source (use) of Cash
                                          Three Months Ended March 31,
                                               1996          1995
                                          ------------    ------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock       6,500               -
   Proceeds from issuance of warrants               -               -
   Advances from related parties                    -               -
   Issuance of notes payable - other                -               -
   Issuance of notes payable - related         25,000          15,000
   Repayment of notes                            (428)              -
   Repayment of notes - related                     -               -
   Payments on capital lease payable                -               -
                                          ------------    ------------
Net Cash provided (used) by
financing activities                           31,072          15,000
                                          ------------    ------------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENT                             5,688          43,253

CASH AND CASH EQUIVALENT
BEGINNING OF QUARTER                            8,191           4,175
                                          ------------    ------------
CASH AND CASH EQUIVALENT
END OF QUARTER                            $    13,880     $    47,429
                                          ------------    ------------
                                          ------------    ------------

SUMMARY OF SIGNIFICANT NON CASH TRANSACTIONS

During 1995 several debt holders, through the exercise of warrants and options, converted their debt to stock. A summary of the debt converted to stock is as follows:

                                                     Common
                                              Amount         Shares
                                          ------------    ------------
Accounts payable                          $    13,859          68,926
Accounts payable - related                     83,702         264,774
Accrued interest                                5,023          19,056
Notes payable - related                         5,947          19,823
Notes payable - other                          17,478          79,911
                                          ------------    ------------
                                              126,009         452,490

The Company issued a total of 540,563 shares to subscribers in three prior private placements because the Company's registration statement was not declared effective by the agreed date in the private placement subscription agreements.

The Company issued 2,400,000 shares of common stock in exchange for 100% of the outstanding shares of Seahawk, Inc. stock in an exchange valued at $904,080.


                           (Continued)

       SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                     STATEMENTS OF CASH FLOWS
                           (Continued)


The Company issued 100,000 shares of common stock as an amendment of a settlement of past due debt.

The Company issued 60,000 shares of common stock for a receivable from Eagle Partners' Ltd. in the amount of $9,300 in connection with services performed for Eagle Partner's Limited.

The Company issued 360,000 shares of common stock valued at $90,000 as part of a settlement of a law suit.

The Company issued 80,000 shares of common stock for a receivable from Seahawk I, Ltd. in the amount of $20,000 in connection with Seahawk I, Ltd.'s settlement of a note payable.

The Company assumed an account payable and a note payable of Seahawk I, Ltd. for $10,286.

The Company settled debt to an unrelated party for $115,770 by surrendering collateral of $129,328.

The Company settled accrued interest of $29,890 to a non-related party by selling artifacts to that party.

The Company converted an account payable to a note payable amounting to $87,011.

The Company issued a $90,000 note payable in satisfaction of a claim and various accrued expenses.

The Company consolidated certain notes payable and accrued expenses of $165,968 by issuing new notes payable of $170,500.

The Company settled notes payable of $23,500 and accrued expenses of $14,303 for a related party receivable of $37,803.

During 1996 several debt holders, through the exercise of warrants and options, converted their debt to stock. A summary of the debt converted to stock is as follows:
                                                     Common
                                              Amount         Shares
                                          ------------    ------------
Accounts payable                          $    16,000          64,000
Accrued salary                                 28,000         200,000
                                          ------------    ------------
                                               44,000         264,000

The Company issued 200,000 shares to three unrelated consultants for services rendered in the amount of $31,200.

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                NOTES CONSOLIDATED ON FINANCIAL STATEMENTS
                         MARCH 31, 1996 (Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Seahawk Deep Ocean Technology, Inc. and subsidiaries (Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31,1995.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of March 31, 1996, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

NOTE 2  AFFILIATES FINANCIAL INFORMATION

The Company is the General Partner and a less than 50% interest owner in Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd., all Florida limited partnerships. These partnerships are accounted for on the equity method. Summarized financial statement information is shown on page 10.

NOTE 3  INCOME TAXES

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

NOTE 4 COMMERCIAL UNION PREFERRED SHIP MORTGAGE

On February 9, 1994 and as amended on April 1, 1994 , the Company and Commercial Union entered into a joint stipulation agreement to delay sale of the Seahawk Retriever. The settlement provided for the Company to pay Commercial Union $500,000 in cash and sign a $1,000,000 note payable one year from closing secured by a first preferred ships mortgage on the Seahawk Retriever, her engines, tackle, equipment and apparel. In March 1995, Commercial Union agreed to extend the expiration date of the note to June 1, 1995, and have since agreed that the mortgage will be extended for two years until June 2, 1997. Under the terms of the agreement, the new principal balance would be $1,025,000. On April 5, 1996 the Company sold the vessel Seahawk Retriever and settled the amount due under the first preferred ships mortgage for $900,000.

NOTE 5 ACQUISITION AND MERGER OF SEAHAWK, INC.

During November 1995, the Company acquired 100% of the outstanding common stock of Seahawk, Inc., an Alabama corporation that owns the research vessel R/V Seahawk in a transaction where the Company issued 2,400,000 shares of its Common

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                NOTES CONSOLIDATED ON FINANCIAL STATEMENTS
                         MARCH 31, 1996 (Unaudited)
                           (Continued)

Stock to the shareholders of Seahawk, Inc. The R/V Seahawk is an 84 foot, 150 gross tons monohull ship that is fully equipped to carry out deep sub-sea survey work, including side scan sonar, magnetometry and bathymetric surveys as well as remotely operated vehicle operations. Seahawk, Inc. was merged into the Company effective March 31, 1996 and the Company has accounted for the acquisition as the purchase of an asset. The basis for the valuation will be the fair value of the vessel received.

NOTE 6 COMMON STOCK TRANSACTIONS WITH RELATED PARTIES

During April 1996, the Company issued 264,774 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the year ended December 31, 1995:

                                             Number        Unpaid
               Name                        of Shares    Remuneration
                                           ---------    ------------
           John Lawrence                    152,183      $21,305.62
           John Balch                       152,183      $21,305.62

NOTE 7 COMMON STOCK TRANSACTIONS WITH OTHERS

During January 1996, the Company issued 314,784 shares of its Common Stock to twenty accredited investors. The investors originally invested in a private offering during July through October 1995, and according to the terms of the private offering , if the Company did not register the original shares by the end of 1995, the Company was required to issue additional shares in an amount equal to 25% of the shares originally purchased.

During January 1996, the Company issued 64,000 shares of common stock to a
company in exchange for accounts payable.   The Company issued 200,000 shares of
common stock to three individuals for services rendered to affiliates, and the Company issued 200,000 shares of common stock to an individual for unpaid accrued compensation.

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                NOTES CONSOLIDATED ON FINANCIAL STATEMENTS
                         MARCH 31, 1996 (Unaudited)
                           (Continued)

          SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                       BALANCE  SHEETS - AFFILIATES

Three Months Ended March 31, 1996

                                 Seahawk I,   Seahawk II,  Eagle Part-
                                    Ltd.         Ltd.       ners, Ltd.
                                 -----------  -----------  -----------
Current Assets
  Cash                           $       269  $        52  $         0
  Accounts receivable                    420            -            -
  Inventory - other                    1,146            -            -
                                 -----------  -----------  -----------
     Total Current Assets              1,835           52            0
                                 -----------  -----------  -----------
Other Assets
  Investment in affiliate                  -            -      (25,266)
  Artifact inventory                 646,025            -            -
                                 -----------  -----------  -----------
     Total Assets                    647,860           52      (25,266)
                                 -----------  -----------  -----------
Current Liabilities
  Accounts payable - trade             4,087        2,217        3,525
  Accounts payable
   - general partner                 634,462       15,378    1,037,770
  Accrued liabilities                  3,535          900          600
  Notes payable limited partners      21,368            -            -
  Notes payable general partner      333,647            -       51,246
                                 -----------  -----------  -----------
     Total Current Liabilities       997,099       18,495    1,093,141
                                 -----------  -----------  -----------
Partners' Capital
  Capital contributed              2,511,041    1,371,251      150,100
  Accumulated loss                (2,860,280)  (1,389,694)  (1,268,507)
                                 -----------  -----------  -----------
    Net Capital                     (349,239)     (18,443)  (1,118,407)
                                 -----------  -----------  -----------
     Total Liabilities
     and Capital                     647,860           52            0
                                 -----------  -----------  -----------

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                NOTES CONSOLIDATED ON FINANCIAL STATEMENTS
                         MARCH 31, 1996 (Unaudited)
                           (Continued)

                   STATEMENTS OF OPERATION - AFFILIATES

Three Months Ended March 31, 1996

                                 Seahawk I,   Seahawk II,  Eagle Part-
                                    Ltd.         Ltd.       ners, Ltd.
                                 ------------ ------------ ------------

Revenues                         $         0  $         0  $         0
Expenses
   Operating expenses                    420           90            0
   Administrative expenses             4,255        1,260        6,920
                                 -----------  -----------  -----------
     Total Expenses                    4,675        1,350        6,920
                                 -----------  -----------  -----------
Other Income (Expenses)               (8,245)           0       (3,479)
                                 -----------  -----------  -----------
     Net (Loss)                  $   (12,920) $    (1,350) $   (10,399)
                                 -----------  -----------  -----------

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

The net loss for the three months to March 31, 1996 was $319,757 compared to a loss of $226,259 in the corresponding quarter of 1995.

Total revenues in the 1996 quarter at $51,710 were down $70,617 from the 1995 quarter primarily as a result of decreased billing for charter hire of the M/V Seahawk Retriever. There was also a decrease of $10,215 in billing to affiliated limited partnerships comprised of a decrease in administrative services billings of $2,715 and a negotiated credit of $7,500 against 1995 receivable for weather
days billed against on the Eagle Miners account.   Total expenses of $347,690
were incurred in the first quarter of 1996, compared to $285,040 in the equivalent period in 1995. This resulted in the loss from operations being higher at $295,980 in 1996 compared to $162,713 in 1995.

The Company's cost of vessel operations were up by $35,045 to $85,288 for the quarter ending March 31, 1996 as compared to the first quarter in 1995 when vessel operations were $50,243. This resulted from increased expenses for marine equipment maintenance of $12,439 with an increase in insurance costs of $13,858 for the quarter ending March 31, 1996 as compared to the quarter ending March 31, 1995. The increase in insurance cost was due to higher limits of coverage on the M/V Seahawk Retriever and the R/V Seahawk and general cost increases for the total insurance packages during the first quarter of 1996 compared to the equivalent quarter of 1995. Travel and communications costs of $5,107 were higher during the quarter ending March 31, 1996 up from $531 during the same period in 1995 because of travel costs associated with tending to the M/V Seahawk Retriever in the Gulf Coast during 1996. The Company had no such costs during the equivalent period of 1995.

Conservation and archaeology expenses were $13,002 for the quarter ending March 31, 1996 as compared to $5,407 for the equivalent period during 1995. This was a result of direct payroll being paid for the full quarter during 1996 while personnel were on unpaid leave during part of the equivalent quarter of 1995.

Depreciation was $69,730 for the quarter ending March 31, 1996, $18,606 higher than the charge for depreciation in the equivalent period in 1995. The difference resulted from depreciation expense arising from the acquisition of the vessel R/V Seahawk during the last quarter of 1995.

Rent increased $1,300 for the quarter ending March 31, 1996 to $22,068 compared to $20,768 during the equivalent quarter of 1995.

Administrative costs increased by $18,104 for the quarter ending March 31, 1996 as compared to the like quarter of 1995. There was a decrease in legal (to $5,084 from $20,532) resulting primarily from a lower level of activity during the quarter ending March 31, 1996 compared to the same quarter in 1995 in which the Company was using legal counsel in the Azores to expedite the review of the Company's permit applications there. There was an increase in travel related costs (to $19,796 from $10,295) resulting from expenses associated with efforts to obtain permits for future marine projects. Salary expense increased (to $52,733 from $48,464) due to general payroll increases incurred after the quarter ending March 31, 1995. Consulting costs were up to $24,800 in the 1996 quarter from $2,267 during the 1995 quarter as a result of expenses incurred for assistance with permit applications in Brazil during the quarter ending March 31, 1996 while the Company did not have such expense during the 1995 quarter.

Interest expense decreased to $19,991 for the quarter ending March 31, 1996 compared to $55,244 in the first quarter of 1995. The decrease was due to the elimination of interest expense associated with the note payable to Commercial Union Capital upon the sale of the M/V Seahawk Retriever in April 1996. Interest income was $16,123 for the first quarter of 1996 resulting from a note receivable from affiliates. There was $7,397 interest income for the equivalent period during 1995. The increase is due to the interest earned on the note receivable from Eagle Partners, Ltd. which was issued in the last quarter of 1995.

The loss on investment in less than 50% owned entities was $19,431 in the 1996 quarter, up $8,519 from the first quarter of 1995. These losses represent the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the managing general partner. Seahawk I, Ltd. produced a loss of $7,682 primarily resulting from efforts to develop a market for the artifacts recovered from the Tortugas Shipwreck Site and from the cost of year end accounting requirements. Seahawk II, Ltd. incurred an administrative loss of $1,350 and Eagle Partners, Ltd. incurred administrative and operating costs of $10,399 which resulted in net losses of those amounts for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995 the Company had negative working capital of $(1,968,771). During the three months ended March 31, 1996 the Company's working capital decreased to a negative $(2,212,750).

The decrease in working capital of $243,979 in the period was mostly the result of net operating losses before depreciation offset by debt converted to common stock and the sale of marketable securities.

The Company continues to have very restricted liquidity. This situation results principally through the lack of revenue from operations. The Company has sought to produce revenue through the following:

1. Sales of subsea services to entities involved in shipwreck recovery projects which are originated by the Company.
2.  Sales of subsea services to other entities.
3.  Lease of ships and subsea equipment.
4.  Sale of artifacts and artifact related merchandise.

The Company's main source of revenue, sales to affiliated project entities such as Limited Partnerships, depends on those partnerships being properly funded. All three of the existing Limited Partnerships, Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., are out of cash.

Until it can obtain additional financing or begin earning revenue from its artifacts, either by direct sale or royalty on reproductions, Seahawk I, Ltd will not be able to pay the balance of its liabilities to the Company. It is not likely that the Partnership will be able to raise further financing except through the sale of artifacts. The Partnership had planned to sell its artifacts through the Seahawk Shipwreck and Treasure Museum, but the inability to finance the museum had forced the Company to put the museum plans on hold until appropriate financing could be arranged. The Company, acting in its capacity as general partner of Seahawk I Ltd. is attempting to arrange for a sale of the Partnership's collection of artifacts.

Seahawk II, Ltd is out of funds and the partners have decided they are not willing to invest additional funds to continue further excavation of the wreck site. The General Partner is unable to identify additional working capital to work on the Partnership's wreck off St. Augustine, and has asked the partners on two occasions to vote on terminating the Partnership. The results of those votes were inconclusive.

Eagle Partners, Ltd. is also out of cash but has continued its search for a shipwreck, known as the Golden Eagle, believed to have sunk off the east coast of the Untied States. The Company has in the past provided survey services to Eagle Partners, Ltd. on credit but has in effect provided in full against the account receivable by assuming losses on investments sufficient to create a negative balance on investment in the Partnership that is equal to the account receivable.

During 1995, Eagle Partners Limited raised funds to continue its search for the Golden Eagle using the Company's services. On July 18, 1995 the Company announced that it had entered into a joint venture agreement with Sea Miners, Inc. a Baltimore, MD company, to resume the search for this shipwreck. The joint venture incorporates research by both parties concerning this wreck and a pooling of resources to continue the search operations. Under the agreement, the Company will continue to be the offshore contractor to the joint venture for all marine operations. The Company earned revenues of $50,000 during 1995 from this Joint Venture and expects to earn additional revenue during 1996 if the Joint Venture can raise sufficient funding.

The Company is currently seeking to assist Eagle Partners in raising sufficient funding to complete the Golden Eagle project. If properly funded, the project will generate cash flow for the Company. Substantial cash would be produced for the Company if the Golden Eagle is located and its cargo is recovered and disposed of profitably.

The Company is reviewing other potential shipwreck projects and it is anticipated that if the Company were to proceed with any of these projects, it would help to form limited partnerships or similar entities for the purpose of funding the projects. There is no assurance that any of the partnerships would be successful in raising the necessary amount of funding.

During 1995 the Company generated over $50,000 selling its services to non-shipwreck related customers and some $400,000 through the chartering of its recovery vessel, the Seahawk Retriever. The charter agreement was with International Diving and Consulting Services and was to produce an annual revenue of $900,000 for five years. However, on November 23, 1994, International Diving filed a voluntary petition in the United States
Bankruptcy Court under Chapter 11 of the Bankruptcy Code.  Due to this
Chapter 11 filing, International Diving was not able to make the lease payment in the amount of approximately $100,000 which was due to the Company on December 10, 1994.

On March 7, 1995, the U.S. Bankruptcy Court Western Division of Louisiana, Lafayette-Opelousas Division ordered International Diving to pay (a) $130,836 on or before March 17, 1995; (b) $56,935 on or before April 7, 1995; (c) $56,935 on or before May 7, 1995; and (d) all future payments under the Agreement as they come due, and ordered that the Agreement be amended to grant International Diving the option to purchase the Retriever for the sum of $1,450,000 payable in cash on or before June 1, 1995. International Diving declined the option to purchase the Retriever and made the payments under (a), (b), and
(c) above.

International Diving was unable to make the payment of $136,703.50 due on June 10, 1995 and on July 11, 1995 (as modified on July 25, 1995) the same U.S. Bankruptcy Court ordered International Diving to make payments of $45,568.00 on July 11 and July 25th 1995, and to make payments of $53,179 on August 8th, August 24th, and September 5th, 1995. The payments due on July 11, 1995 and July 25, 1995 were made. No further payments were made by International
Diving and on September 12, 1995, the vessel M/V Seahawk Retriever was repossessed by the Company. An account receivable from International Diving of $173,620 owing at December 31, 1995 was provided for as bad debt by the Company due to the fact that International Diving entered into a Chapter 7 Bankruptcy Liquidation.

During the period December 8, 1995 to March 31, 1996 the Company chartered the Retriever to American Oilfield Divers Inc. of Lafayette, Louisiana ("AOD"). The main terms of the charter were that AOD would pay a day rate of $2,050 per day when the vessel was working and pay any dockage costs when it was not. During the period AOD incurred $47,250 of charter fees. On April 4, 1996, AOD purchased the Retriever for $1,438,750 on an as-is-where-is basis via a wholly owned subsidiary S&H Diving L.L.C. The purchase agreement provided for a sum of $100,000 to be held in escrow for six months to pay for any bona fide lien claims encumbering the vessel which accrued prior to March 31, 1996.

After settlement of the mortgage on the vessel and various selling fees, the sale of the Retriever has generated approximately $350,000 cash in the second quarter of 1996, and the retained $100,000 should be released to the Company in the third quarter. The sale of the Retriever means that no other revenue will be produced for the Company from that asset in the future.

In November 1995 the Company acquired all the outstanding common stock of Seahawk, Inc. a company that owns the RV Seahawk, the ship that the Company uses for survey work. Prior to the acquisition the Company had chartered the vessel at a cost of $6,000 per month, almost continually since March 1989. The acquisition will reduce such rental costs in the future.

part from seeking to raise revenue from assets the Company has also sought to conserve cash by the conversion of debt into equity.

During 1995 1,863,699 shares (including contingent bonus shares) were issued for $321,333, 1,057,739 shares were issued to pay $261,099 in outstanding debt and 2,400,000 shares were issued in an exchange agreement with Seahawk, Inc. valued at $904,080.

During January 1996, the Company issued 64,000 shares of common stock to a
company in exchange for accounts payable.   The Company issued 200,000 shares of
common stock to three individuals for services rendered to affiliates, and the Company issued 200,000 shares of common stock to an individual for unpaid accrued compensation.

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


                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SEAHAWK DEEP OCEAN TECHNOLOGY, INC.

                               By/s/ John T. Lawrence
                                 John T. Lawrence, President
October 28, 1996

                               EXHIBIT INDEX

               EXHIBIT                   METHOD OF FILING

 27    Financial Data Schedule     Filed herewith electronically