Form 10QSB
period 1996-06-30
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 1998-05-06
CIK 833020

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-QSB

     Quarterly Report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934.

                For the Period ended June 30, 1996

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

                  [ X ] Yes             [ ] No

There were 26,134,366 shares of the Registrant's no par value Common Stock outstanding as of June 30, 1996.

               SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
                           FORM 10-QSB

                              INDEX
Part I: Financial Information.................................Page No.

Item 1. Financial Information:

           Consolidated Balance Sheets - June 30, 1996 and
           December 31, 1995................................    3 - 4

           Consolidated Statements of  Operations - Three
           Months Ended June 30, 1996 and 1995, and Six Months
           Ended June 30, 1996 and 1995 ....................      5

           Consolidated Statement of Cash Flows
           for the Six Months Ended June 30, 1996
           and 1995.........................................    6 - 8

           Notes to Consolidated Financial Statements.......    9 - 11

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....   12 - 17

Part II:   Other Information................................      17

              Item 1.  Legal Proceedings....................

              Item 2.   Change in Securities................

              Item 3.   Defaults Upon Senior Securities.....

              Item 4.   Submission of Matters to a Vote of
                        Security Holders....................

              Item 5.   Other Information...................

              Item 6.   Exhibits and Reports on Form 8-K....

Signatures... ..............................................      17

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET

ASSETS                                     (Unaudited)
                                             June 30       December 31
                                               1996            1995
                                          ------------    ------------
CURRENT ASSETS
      Cash and cash equivalents           $    26,847     $     8,191
      Marketable securities                         -           9,184
      Accounts receivable
         Trade, net of allowance
         for doubtful debt                          -          34,889
         Other                                  3,500           4,100
      Merchandise inventory                     3,687           3,687
      Prepaid expenses                         19,469          85,004
                                          -----------     -----------
            Total current assets               53,503         145,055
                                          -----------     -----------
PROPERTY AND EQUIPMENT
      Net of accumulated depreciation
      of $634,331 and $1,473,738              782,874       2,244,416
                                          -----------     -----------

OTHER ASSETS
      Artifacts                               305,658         305,746
      Accounts and Notes Receivable
      affiliates less losses in excess
      of investment in affiliates
      of $1,828,159 and $1,797,294            270,568         302,509
      Deposits                                 26,698          10,188
      Purchased shipwreck research,
      net of $12,431 amortization              10,069          13,819
                                          -----------     -----------
            Total other assets                612,993         632,262
                                          -----------     -----------
TOTAL ASSETS                              $ 1,449,369     $ 3,021,733
                                          ===========     ===========

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)
                                             June 30       December 31
                                               1996           1995
                                          ------------    ------------
CURRENT LIABILITIES
      Accounts payable                    $   327,907     $   436,530
      Accrued expenses
         Salaries                              77,639         120,666
         Interest due related parties          30,837          14,931
         Interest due to others                52,569          39,891
         Other                                 92,893          38,241
      Preferred ships' mortgage                     -         900,000
      Due to related parties                  320,421         290,802
      Notes payable - others                  256,129         272,765
                                          -----------     -----------
            Total current liabilities       1,158,395       2,113,826
                                          -----------     -----------
DEBT TO BE CONVERTED TO COMMON STOCK                -         145,306
                                          -----------     -----------
STOCKHOLDERS' EQUITY

      Preferred stock - no par value
      60,000,000 shares authorized;
      200,000 and 200,000 shares
      issued and outstanding                   50,000          50,000
      Common stock - no par value;
      30,000,000shares authorized;
      26,134,366 and 24,919,573 shares
      issued and outstanding               13,281,498     13,076,429
      0 and 314,784 contingent bonus
      shares                                        -          62,957
      Paid in capital-stock options             5,191           5,191
      Accumulated (deficit)               (13,045,715)    (12,431,976)
                                          -----------     -----------
            Total Stockholders' equity        290,974         762,601

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $ 1,449,369     $ 3,021,733
                                          ===========     ===========

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                                    Three Months        Six Months
                                   Ended June 30th     Ended June 30th
                                   1996       1995     1996       1995
                                --------- --------- --------- ---------
REVENUES
  Income from Affiliates        $  2,550  $  2,985  $ (3,240) $  7,410
  Income from Others               2,504   113,955    60,004   231,857
                                --------- --------- --------- ---------
    Total Revenues                 5,054   116,940    56,764   239,267

OPERATING EXPENSES
  Vessel Operations               55,776    42,712   141,064    91,687
  Vessel Operations- Affiliates   18,177    18,000    18,177    36,000
  Conservation                    12,758    11,598    25,760    17,006
  Depreciation                    37,980    54,641   107,710   105,765
  Rent                            20,768    20,768    42,835    41,535
                                --------- --------- --------- ---------
  Total Operating Expenses       145,459   147,719   335,546   291,994

GENERAL AND ADMINISTRATIVE
  EXPENSES                       115,111   107,646   272,713   241,254
                                --------- --------- --------- ---------
  Total Expenses                 260,570   255,364   608,260   533,248

(LOSS) FROM OPERATIONS          (255,516) (138,424) (551,496) (293,981)
                                --------- --------- --------- ---------
OTHER INCOME (EXPENSE)
  Interest income affiliate        1,233     7,479    17,356    14,877
  Interest income others               -         -         5         -
  Interest expense               (21,013)  (63,433)  (41,004) (118,677)
  Other income                   (10,000)        -    10,000         -
  Gain on sale of marketable
    securities                         -    19,813      (483)   15,025
  Loss on disposal of equipment    2,750         -     2,750         -
  Loss on investment in less
    than 50% owned entities      (11,434)  (13,357)  (30,865)  (24,269)
                                --------- --------- --------- ---------
  Total other income (expense)   (38,464)  (49,498)  (62,241) (113,044)

NET (LOSS)                      (293,980) (187,922) (613,737) (407,025)
                                ========  ========  ========  ========
                                $(  0.01) $(  0.01) $(  0.02) $(  0.02)
(LOSS) PER SHARE                --------- --------- --------- ---------

Weighted average number of
common shares and common shares
equivalents outstanding.         25700665  20262761  25700665  20262761
                                --------- --------- --------- ---------

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                        STATEMENT OF CASH FLOWS

                                              Source (use) of Cash
                                           Six Months Ended June 30th
                                              1996            1995
                                          ------------    ------------
Cash Flows from Operating Activities
Net (Loss)                                $  (613,737)    $  (407,025)

Adjustments to reconcile net loss to net
cash used by operating activities :
   Depreciation                               107,710         105,765
   Provision for bad debt                       2,160             690
   Loss on disposal of equipment               (2,750)              -
   Profit on sale of marketable securities        483         (15,025)
   Loss on Investment in less than
         50% owned entities                    30,865          24,539
   Services Acquired through issuance
         of common stock                       31,000               -
   Decrease(increase) in trade accounts
         receivable                            34,889          13,361
   Decrease(increase) in trade accounts
         receivable - affiliates               16,273          (8,910)
   Decrease(increase) in other receivables        600           1,630
   Decrease(increase) in other receivables
         - affiliates                         (17,356)         (4,877)
   Decrease(increase) in inventory                 88           3,261
   Decrease(increase) in prepaid expense       65,235          16,617
   Decrease(increase) in deposits             (16,510)            (18)
   (Decrease) increase in accounts payable   (105,623)        (25,817)
   (Decrease)increase in accrued expenses     (67,394)        173,234
                                          -----------     -----------
       Total Adjustments                       79,670         284,450
                                          -----------     -----------
Net Cash generated (used)
 by operating activities                  $  (534,067)    $  (122,575)
                                          -----------     -----------

Cash Flows from Investing Activities
   Purchase of equipment                  $    (1,302)    $   (12,500)
   Purchase of artifacts                            -               -
   Increase in other investments                    -               -
   Issuance of notes receivable
       from affiliates                              -               -
   Proceeds from disposal of equipment      1,441,635               -
   Proceeds from the sale of marketable
       securities                               8,504         132,152
   Payments received on notes receivable            -               -
   Decrease in investment in affiliate              -               -
                                          -----------     -----------
Net Cash provided (used) by investing
activities                                $ 1,448,837     $   119,652
                                          -----------     -----------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock       6,500               -
   Proceeds from issuance of warrants               -               -
   Advances from related parties                    -               -
   Issuance of notes payable - other                -               -
   Issuance of notes payable - related         25,000          15,000
   Repayment of notes                          (2,614)              -
   Repayment of notes - related               (25,000)              -
   Payments on capital lease payable         (900,000)              -
                                          -----------     -----------
Net Cash provided (used) by
financing activities                         (896,114)         15,000
                                          -----------     -----------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENT                            18,656          12,077

CASH AND CASH EQUIVALENT
BEGINNING OF QUARTER                            8,191           4,175
                                          -----------     -----------
CASH AND CASH EQUIVALENT
END OF QUARTER                            $    26,847     $    16,252
                                          ===========     ===========
Summary of significant non-cash transactions

During 1995 several debt holders, through the exercise of warrants and options, converted their debt to stock. A summary of the debt converted to stock is as follows:
                                                     Common
                                             Amount          Shares
                                          -----------     -----------
Accounts payable                          $    13,859          68,926
Accounts payable - related                     83,702         264,774
Accrued interest                                5,023          19,056
Notes payable - related                         5,947          19,823
Notes payable - other                          17,478          79,911
                                          -----------     -----------
                                              126,009         452,490

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

During 1996 several debt holders, through the exercise of warrants and options, converted their debt to stock. A summary of the debt converted to stock is as follows:
                                                     Common
                                              Amount         Shares
                                          ------------    -----------
Accounts payable                          $    19,000          81,000
Accrued salary                                 70,612         504,366
Notes payable                                  15,000          82,143
                                          ------------    -----------
                                              104,612         667,509

The Company issued 200,000 shares to three unrelated consultants for services rendered in the amount of $31,000.

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                NOTES CONSOLIDATED ON FINANCIAL STATEMENTS
                         JUNE 30, 1996 (Unaudited)

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of June 30, 1996, results of operations, and cash flows for the interim periods presented. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

NOTE 4 COMMERCIAL UNION PREFERRED SHIP MORTGAGE

On February 9, 1994 and as amended on April 1, 1994 , the Company and Commercial Union entered into a joint stipulation agreement to delay sale of the Seahawk Retriever. The settlement provided for the Company to pay Commercial Union $500,000 in cash and sign a $1,000,000 note payable one year from closing secured by a first preferred ships mortgage on the Seahawk Retriever, her engines, tackle, equipment and apparel. In March 1995, Commercial Union agreed to extend the expiration date of the note to June 1, 1995, and have since agreed that the mortgage will be extended for two years until June 2, 1997. Under the terms of the agreement , the new principal balance would be $1,025,000. On April 5, 1996 the Company sold the vessel Seahawk Retriever and settled the amount due under the first preferred ships mortgage for $900,000.

NOTE 5 ACQUISITION AND MERGER OF SEAHAWK, INC.

During November 1995, the Company acquired 100% of the outstanding common stock of Seahawk, Inc., an Alabama corporation that owns the research vessel R/V Seahawk in a transaction where the Company issued 2,400,000 shares of its Common Stock to the shareholders of Seahawk, Inc. The R/V Seahawk is an 84 foot, 150 gross tons monohull ship that is fully equipped to carry out deep sub-sea survey work, including side scan sonar, magnetometry and bathymetric surveys as well as remotely operated vehicle operations. Seahawk, Inc. was merged into the Company effective June 30, 1996 and the Company has accounted for the acquisition as the purchase of an asset. The basis for the valuation was the fair value of the vessel received.

NOTE 6 COMMON STOCK TRANSACTIONS WITH RELATED PARTIES

During April 1996, the Company issued 264,774 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the year ended December 31, 1995:

                                             Number        Unpaid
               Name                         of Shares    Remuneration
           -------------                    ---------    ------------
           John Lawrence                     152,183      $21,305.62
           John Balch                        152,183      $21,305.62

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

During January 1996, the Company issued 64,000 shares of common stock to a
company in exchange for accounts payable.   The Company issued 200,000 shares
of common stock to three individuals for services rendered to affiliates. During March 1996, the Company issued 200,000 shares of common stock to an individual for unpaid accrued compensation and 32,500 shares to an individual upon the exercise of a stock option for cash.

During April 1996, the Company issued 25,000 shares of common stock to a individual in exchange for a note payable. During June 1996, the Company issued 57,143 shares of common stock to an individual in exchange for a note payable, and 17,000 shares to a company in exchange for an account payable.

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                       BALANCE  SHEETS - AFFILIATES

                                     Six Months Ended June 30, 1996
                                 Seahawk I,   Seahawk II,  Eagle Part-
                                    Ltd.         Ltd.       ners, Ltd.
                                 ------------ ------------ ------------
Current Assets
  Cash                           $       269  $        52  $         0
  Accounts receivable                    420            -            -
  Inventory - other                    1,146            -            -
                                 ------------ ------------ ------------
     Total Current Assets              1,835           52            0
                                 ------------ ------------ ------------
Other Assets
  Investment in affiliate                  -            -      (25,266)
  Artifact inventory                 646,025            -            -
                                 ------------ ------------ ------------
     Total Assets                    647,860           52      (25,266)
                                 ------------ ------------ ------------
Current Liabilities
  Accounts payable - trade             4,087        2,217        3,525
  Accounts payable
   - general partner                 639,167       17,088    1,039,028
  Accrued liabilities                  3,535          900          600
  Notes payable limited partners      22,133            -            -
  Notes payable general partner      341,126            -       52,480
                                 ------------ ------------ ------------
     Total Current Liabilities     1,010,049       20,205    1,095,632
                                 ------------ ------------ ------------
Partners' Capital
  Capital contributed              2,511,041    1,371,251      150,100
  Accumulated loss                (2,873,229)  (1,391,403)  (1,270,998)
                                 ------------ ------------ ------------
    Net Capital                     (362,189)     (20,153)  (1,120,898)
                                 ------------ ------------ ------------
     Total Liabilities
     and Capital                     647,860           52      (25,266)
                                 ------------ ------------ ------------

                   STATEMENTS OF OPERATION - AFFILIATES

                                    Six Months Ended June 30, 1996
                                 Seahawk I,   Seahawk II,  Eagle Part-
                                    Ltd.         Ltd.       ners, Ltd.
                                 ------------ ------------ ------------
Revenues                         $         0  $         0  $         0
Expenses
   Operating expenses                  1,705          180            0
   Administrative expenses             7,675        2,880        8,178
                                 ------------ ------------ ------------
     Total Expenses                    9,380        3,060        8,178
                                 ------------ ------------ ------------
Other Income (Expenses)              (16,489)           0       (4,712)
                                 ------------ ------------ ------------
     Net (Loss)$                     (25,869) $    (3,060) $   (12,890)
                                 ------------ ------------ ------------

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

The net loss for the three months to June 30, 1996 was $293,980 compared to a loss of $187,922 in the corresponding quarter of 1995.

Total revenues in the 1996 quarter at $5,054 were down $111,886 from the 1995 quarter primarily as a result of decreased billing for charter hire of the M/V Seahawk Retriever. There was a decrease of $435 in billing to affiliated limited partnerships. Total expenses of $260,570 were incurred in the second quarter of 1996, compared to $255,364 in the equivalent period in 1995. While operating expenses decreased to $145,459 in the second quarter of 1996 from $147,719 in the equivalent quarter in 1995, there was an increase in general and administrative expense to $115,111 during the 1996 quarter from $107,646 in the 1995 quarter. This resulted in the loss from operations being higher at $255,516 in 1996 compared to $138,424 in 1995.

The Company's cost of vessel operations were up by $13,064 to $55,776 for the quarter ending June 30, 1996 as compared to the second quarter in 1995 when vessel operations were $42,712. This resulted from vessel maintenance costs being $4,711 in the quarter ending June 30th 1996, while there were no maintenance expenses in the same quarter of 1995. Insurance costs increased by $3,175 to $4,719 for the quarter ending June 30, 1996 as compared to $1,544 for the quarter ending June 30, 1995. The increase in insurance cost was due to higher limits of coverage on the R/V Seahawk. The costs of travel and provisions at $4,563 during the quarter ending June 30, 1996 were higher as there were no such costs during the equivalent quarter during 1995. These costs were the result of maintaining the vessel R/V Seahawk in the gulf coast during the second quarter of 1996 in an effort to obtain contract work for the vessel.

Conservation and archaeology expenses were $12,758 for the quarter ending June 30, 1996 as compared to $11,598 for the equivalent period during 1995. This was a result of maintaining a similar level of activity for the quarter ending June 30, 1996 as that of the equivalent quarter of 1995.

Depreciation was $37,980 for the quarter ending June 30, 1996, $16,661 lower than the charge for depreciation in the equivalent period in 1995. The difference resulted from the decrease in depreciation expense associated with the vessel M/V Seahawk Retriever which was sold during the second quarter of 1996.

Rent was unchanged for the quarter ending June 30, 1996 compared to the equivalent quarter during 1995 at $20,768.

Administrative costs increased by $7,465 to $115,111 for the quarter ending June 30, 1996 as compared to $107,646 during the same period of 1995.

Interest expense decreased to $21,013 for the quarter ending June 30, 1996 compared to $63,433 in the second quarter of 1995. The decrease was due to the elimination of interest expense associated with the note payable to Commercial Union Capital upon the sale of the M/V Seahawk Retriever in April 1996. Interest income was $8,726 for the second quarter of 1996 resulting from a note receivable from affiliates. There was $7,479 interest income for the equivalent period during 1995. The increase is due to the interest earned on the note receivable from Eagle Partners, Ltd. which was issued in the last quarter of 1995.

The loss on investment in less than 50% owned entities was $11,434 in the 1996 quarter, down $1,923 from the second quarter of 1995. These losses represent the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the managing general partner. Seahawk I, Ltd. produced a loss of $7,233 primarily resulting from efforts to develop a market for the artifacts recovered from the Tortugas Shipwreck Site and from the cost of year end accounting requirements. Seahawk II, Ltd. incurred an administrative loss of $1,710 and Eagle Partners, Ltd. incurred administrative and operating costs of $2,490 which resulted in net losses of those amounts for the quarter.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

The net loss for the six months ending June 30, 1996 was $613,737 compared to a loss of $407,025 in the corresponding period of 1995.

Total revenues of $56,764 for the half year ended June 30, 1996 were down $182,503 from the equivalent period during 1995 primarily as a result of decreased billing for charter hire of the M/V Seahawk Retriever. Billing to affiliated limited partnerships also decrease by $10,650 during the six months period. This resulted primarily from a credit for weather days being issued to Eagle Miners Limited for previously billed services. Total expenses of $608,260 were incurred during the six months ending June 30, 1996, compared to $533,248 in the equivalent period in 1995. Operating expenses increased to $335,546 in the six month period of 1996 from $291,994 during the equivalent period in 1995. There was an increase in general and administrative expense to $272,731 during the six months ending June 30 1996 from $241,254 in the 1995 period. This resulted in the loss from operations being higher at $551,496 in the six months ending June 30, 1996 as compared to $293,981 during the six months ending June 30, 1995.

The Company's cost of vessel operations were up by $49,377 to $141,064 for the six months ending June 30, 1996 as compared to the equivalent period in 1995 when vessel operations were $91,687. This resulted from increased expenses for marine equipment maintenance to $17,151 and an increase in insurance costs of $17,033 for the six months ending June 30, 1996 as compared to the same period in 1995. The increase in insurance cost was due to higher limits of coverage on the R/V Seahawk. The costs of travel and provisions of $5,962 were higher during the six months ending June 30, 1996 as such costs were $594 during the equivalent six months during 1995. These costs were the result of maintaining the vessel R/V Seahawk in the gulf coast during the second quarter of 1996 in an effort to obtain contract work for the vessel.

Conservation and archaeology expenses were $25,760 for the six months ending June 30, 1996 as compared to $17,006 for the equivalent period during 1995. This was a result of direct payroll being paid for the full six months during 1996 while personnel were on unpaid leave during part of the equivalent period of 1995.

Depreciation was $107,710 for the six months ending June 30, 1996, $1,945 lower than the charge for depreciation in the equivalent period in 1995. The difference resulted from the decrease in depreciation expense associated with the vessel M/V Seahawk Retriever which was sold during the second quarter of 1996 being partially offset by depreciation taken on the R/V Seahawk which was acquired in November 1995.

Rent was relatively unchanged for the six month period ending June 30, 1996 at $42,835 compared to $41,535 during the equivalent period of 1995.

Administrative costs increased by $31,459 to $272,713 for the six months ending June 30, 1996 as compared to $241,254 during the same period of 1995. There was an increase in consulting expense of $24,800 during the six months ended June 30, 1996 which resulted from efforts to pursue a shipwreck project in waters off Brazil. The Company had no such costs during the six months ended June 30, 1995. General Insurance costs were up $4,638 during the six months ended June 30, 1996 compared to the equivalent period during 1995.

Interest expense decreased to $41,004 for the six months ending June 30, 1996 compared to $118,677 in the like period of 1995. The decrease was due to the elimination of interest expense associated with the note payable to Commercial Union Capital upon the sale of the M/V Seahawk Retriever in April 1996. Interest income was $17,356 for the six months ending June 30, 1996 compared to $14,877 during the equivalent period during 1995. The increase is due to the interest earned on the note receivable from Eagle Partners, Ltd. which was issued in the last quarter of 1995.

The loss on investment in less than 50% owned entities was $30,865 in the half year to June 30, 1996 compared to $24,269 during the same period in 1995. These losses represent the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the managing general partner. Seahawk I, Ltd. produced a loss of $14,915 primarily resulting from efforts to develop a market for the artifacts recovered from the Tortugas Shipwreck Site and from the cost of year end accounting requirements. Seahawk II, Ltd. incurred an administrative loss of $3,060 and Eagle Partners, Ltd. incurred administrative and operating costs of $12,890 which resulted in net losses of those amounts for the six month period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995 the Company had negative working capital of $(1,968,771). During the six months ended June 30, 1996 the Company's working capital increased to a negative $(1,104,892).

The increase in working capital of $863,879 in the period was mostly the result of net operating losses before depreciation offset by debt converted to common stock and the sale of the M/V Seahawk Retriever on April 5, 1996.

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

After settlement of the mortgage on the vessel and various selling fees, the sale of the Retriever has generated approximately $350,000 cash in the second quarter of 1996, and the retained $100,000 was released to the Company in the third quarter. The sale of the Retriever means that no other revenue will be produced for the Company from that asset in the future.

In November 1995 the Company acquired all the outstanding common stock of Seahawk, Inc. a company that owns the RV Seahawk, the ship that the Company uses for survey work. Prior to the acquisition the Company had chartered the vessel at a cost of $6,000 per month, almost continually since March 1989. The acquisition will reduce such rental costs in the future.

Apart from seeking to raise revenue from assets the Company has also sought to conserve cash by the conversion of debt into equity.

During 1995 1,863,699 shares (including contingent bonus shares) were issued for $321,333, 1,057,739 shares were issued to pay $261,099 in outstanding debt and 2,400,000 shares were issued in an exchange agreement with Seahawk, Inc. valued at $904,080.

During January 1996, the Company issued 64,000 shares of common stock to a company in exchange for accounts payable of $16,000. The Company issued 200,000 shares of common stock to three individuals for services rendered to affiliates, and the Company issued 200,000 shares of common stock to an individual for unpaid accrued compensation.

During April 1996 the Company issued 304,366 shares of common stock to two officers for accrued remuneration valued at $42,610. The Company also issued 57,143 shares to an individual in exchange for a note payable of $25,000.

During June 1996 the Company issued 17,000 shares of common stock to an individual in exchange for an account payable of $3,000.

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

                             SEAHAWK DEEP OCEAN TECHNOLOGY, INC.

                             By/s/ John T. Lawrence
                                John T. Lawrence, President
Dated:  May 4, 1998
                               -17-
                          EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically