Form 10QSB
period 1996-09-30
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 1998-05-06
CIK 833020

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

     Quarterly Report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934.

             For the Period ended September 30, 1996

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

                  [ X ] Yes             [ ] No

There were 26,134,366 shares of the Registrant's no par value Common Stock outstanding as of September 30, 1996.

               SEAHAWK DEEP OCEAN TECHNOLOGY, Inc.
                           FORM 10-QSB

                              INDEX

Part I: Financial Information.................................Page No.

Item 1. Financial Information:

           Consolidated Balance Sheets - September 30, 1996
           and December 31, 1995............................    3 - 4

           Consolidated Statements of  Operations - Three
           Months Ended September 30, 1996 and 1995, and Nine
           Months Ended September 30, 1996 and 1995 ........      5

           Consolidated Statement of Cash Flows
           for the Nine Months Ended September 30, 1996
           and 1995.........................................    6 - 8

           Notes to Consolidated Financial Statements.......    9 - 11

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....   12 - 17

Part II:   Other Information................................      17

              Item 1.  Legal Proceedings

              Item 2.  Change in Securities

              Item 3.  Defaults Upon Senior Securities

              Item 4.  Submission of Matters to a Vote
                       of Security Holders

              Item 5.  Other Information

              Item 6.  Exhibits and Reports on Form 8-K

Signatures..................................................      18

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET

ASSETS                                    (Unaudited)
                                          September 30     December 31
                                              1996            1995
                                          ------------    ------------
CURRENT ASSETS
      Cash and cash equivalents           $       217     $     8,191
      Marketable securities                         -           9,184
      Accounts receivable
         Trade, net of allowance
         for doubtful debt                          -          34,889
         Other                                  7,500           4,100
      Merchandise inventory                     3,687           3,687
      Prepaid expenses                          9,615          85,004
                                          ------------    ------------
            Total current assets               21,019         145,055
                                          ------------    ------------
PROPERTY AND EQUIPMENT
      Net of accumulated depreciation
      of $669,650 and $1,473,738              747,555       2,244,416
                                          ------------    ------------

OTHER ASSETS
      Artifacts                               303,784         305,746
      Accounts and Notes Receivable
      affiliates less losses in excess
      of investment in affiliates
      of $1,836,180 and $1,797,294            252,588         302,509
      Deposits                                 26,686          10,188
      Purchased shipwreck research,
      net of $14,306 amortization               8,194          13,819
                                          ------------    ------------
            Total other assets                591,252         632,262
                                          ------------    ------------
TOTAL ASSETS                              $ 1,359,827     $ 3,021,733
                                          ============    ============

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)
                                          September 30    December 31
                                              1996            1995
                                          ------------    ------------
CURRENT LIABILITIES
      Accounts payable                    $   371,906     $   436,530
      Accrued expenses
         Salaries                             142,800         120,666
         Interest due related parties          43,838          14,931
         Interest due to others                58,735          39,891
         Other                                 97,140          38,241
      Preferred ships' mortgage                     -         900,000
      Due to related parties                  322,229         290,802
      Notes payable - others                  253,129         272,765
                                          ------------    ------------
            Total current liabilities       1,289,777       2,113,826
                                          ------------    ------------

DEBT TO BE CONVERTED TO COMMON STOCK                -         145,306
                                          ------------    ------------
STOCKHOLDERS' EQUITY

      Preferred stock - no par value
      60,000,000 shares authorized;
      200,000 and 200,000 shares
      issued and outstanding                   50,000          50,000
      Common stock - no par value;
      30,000,000shares authorized;
      26,134,366 and 24,919,573 shares
      issued and outstanding                13,281,498     13,076,429
      0 and 314,784 contingent bonus
      shares                                        -          62,957
      Paid in capital-stock options             5,191           5,191
      Accumulated (deficit)               (13,266,639)    (12,431,976)
                                          ------------    ------------
            Total Stockholders' equity         70,050         762,601

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $ 1,359,827     $ 3,021,733
                                          ===========     ===========

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                                    Three Months         Nine Months
                                 Ended September 30  Ended September 30
                                  1996       1995      1996       1995
                                --------- --------- --------- ---------
REVENUES
  Income from Affiliates        $  2,850  $ 47,830  $   (390) $  55,240
  Income from Others                (344)  150,393    59,660    382,249
                                --------- --------- --------- ----------
    Total Revenues                 2,506   198,223    59,270    437,489

OPERATING EXPENSES
  Vessel Operations               43,716   133,482   184,780    225,170
  Vessel Operations- Affiliates        -    18,000    18,177     54,000
  Conservation                    12,297    12,457    38,057     29,462
  Depreciation                    37,194    55,266   144,903    161,031
  Rent                            20,833    20,768    63,668     62,303
                                --------- --------- --------- ----------
  Total Operating Expenses       114,038   239,972   449,585    531,966

GENERAL AND ADMINISTRATIVE
  EXPENSES                        92,798   309,240   365,512    550,494
                                --------- --------- --------- ----------
  Total Expenses                 206,837   549,212   815,096  1,082,460

(LOSS) FROM OPERATIONS          (204,331) (350,990) (755,827)  (644,971)
                                --------- --------- --------- ----------
OTHER INCOME (EXPENSE)
  Interest income affiliate        8,822     7,562    26,178     22,438
  Interest income others               -         3         5          3
  Interest expense               (20,885)  (65,463)  (61,889)  (184,140)
  Other income                         -     8,034   (10,000)     8,034
  Gain on sale of marketable
    securities                         -     4,875      (483)    19,900
  Loss on disposal of equipment        -         -     2,750          -
  Gain (Loss) on settlements       3,491         -     3,491          -
  Loss on investment in less
    than 50% owned entities       (8,021)   (9,951)  (38,886)   (34,220)
                                --------- --------- --------- ----------
  Total other income (expense)   (16,594)  (54,940)  (78,835)  (167,984)

NET (LOSS)                      (220,924) (405,930) (834,662)  (812,955)
                               =========  ========  ========  =========
                                $(  0.01) $(  0.02) $(  0.03) $ (  0.04)
(LOSS) PER SHARE                --------- --------- --------- ----------

Weighted average number of
common shares and common shares
equivalents outstanding.         25846287  20488249  25846287  20488249
                                --------- --------- --------- ----------

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                        STATEMENT OF CASH FLOWS

                                            Source (use) of Cash
                                        Nine Months Ended September 30th
                                              1996            1995
                                          ------------    ------------
Cash Flows from Operating Activities
Net (Loss)                                $  (834,662)    $  (812,955)

Adjustments to reconcile net loss to net
cash used by operating activities:
   Depreciation                               144,904         161,030
   Provision for bad debt                       3,300         174,310
   Loss on disposal of equipment               (2,750)              -
   Profit on sale of marketable securities        483         (19,900)
   Loss on Investment in less than
         50% owned entities                    38,886          34,220
   Services Acquired through issuance
         of common stock                       31,000           6,250
   Decrease(increase) in trade accounts
         receivable                            30,889         (46,389)
   Decrease(increase) in trade accounts
         receivable - affiliates               33,913         (56,740)
   Decrease(increase) in other receivables        600          (4,720)
   Decrease(increase) in other receivables
         - affiliates                         (26,179)        (12,438)
   Decrease(increase) in inventory              1,962           3,261
   Decrease(increase) in prepaid expense       75,389          18,576
   Decrease(increase) in deposits             (16,498)         (1,868)
   (Decrease) increase in accounts payable    (61,624)       (107,433)
   (Decrease)increase in accrued expenses      19,691         279,984
                                          ------------    ------------
       Total Adjustments                      273,966         390,991
                                          ------------    ------------
Net Cash generated (used)
 by operating activities                  $  (560,696)    $  (421,964)
                                          ------------    ------------
Cash Flows from Investing Activities
   Purchase of equipment                  $    (1,302)    $   (27,877)
   Purchase of artifacts                            -               -
   Increase in other investments                    -               -
   Issuance of notes receivable
       from affiliates                              -               -
   Proceeds from disposal of equipment      1,441,635               -
   Proceeds from the sale of marketable
       securities                               8,504         146,013
   Payments received on notes receivable            -               -
   Decrease in investment in affiliate              -               -
                                          ------------    ------------
Net Cash provided (used) by investing
activities                                $ 1,448,837     $   118,136
                                          ------------    ------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock       6,500         174,709
   Proceeds from issuance of warrants               -               -
   Advances from related parties                    -               -
   Issuance of notes payable - other                -         162,011
   Issuance of notes payable - related         25,000          15,000
   Repayment of notes                          (2,614)              -
   Repayment of notes - related               (25,000)        (45,600)
   Payments on capital lease payable         (900,000)              -
                                          ------------    ------------
Net Cash provided (used) by
financing activities                         (896,114)        306,120
                                          ------------    ------------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENT                            (7,973)          2,292

CASH AND CASH EQUIVALENT
BEGINNING OF QUARTER                            8,191           4,175
                                          ------------    ------------
CASH AND CASH EQUIVALENT
END OF QUARTER                            $       218     $     6,467
                                          ===========     ============
Summary of significant non-cash transactions

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

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED ON FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (Unaudited)

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of September 30, 1996, results of operations, and cash flows for the interim periods presented. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                       BALANCE  SHEETS - AFFILIATES

Nine months Ended September 30, 1996

                                  Seahawk I,   Seahawk II,  Eagle Part-
                                     Ltd.         Ltd.      ners, Ltd.
                                 ------------ ------------ -----------
Current Assets
  Cash                           $       269  $        52  $         0
  Accounts receivable                    420            -            -
  Inventory - other                    1,146            -            -
                                 ------------ ------------ -----------
     Total Current Assets              1,835           52            0
                                 ------------ ------------ -----------
Other Assets
  Investment in affiliate                  -            -      (25,266)
  Artifact inventory                 625,535            -            -
                                 ------------ ------------ -----------
     Total Assets                    627,370           52      (25,266)
                                 ------------ ------------ -----------
Current Liabilities
  Accounts payable - trade             4,087        2,217        3,525
  Accounts payable
   - general partner                 620,357       17,658    1,039,627
  Accrued liabilities                  3,535          900          600
  Notes payable limited partners      22,907            -            -
  Notes payable general partner      348,688            -       53,740
                                 ------------ ------------ -----------
     Total Current Liabilities       999,574       20,775    1,097,492
                                 ------------ ------------ -----------
Partners' Capital
  Capital contributed              2,511,041    1,371,251      150,100
  Accumulated loss                (2,883,245)  (1,391,974)  (1,272,858)
                                 ------------ ------------ -----------
    Net Capital                     (372,204)     (20,723)  (1,122,758)
                                 ------------ ------------ -----------
Total Liabilities and Capital        627,370           52      (25,266)
                                 ------------ ------------ -----------

Nine months Ended September 30, 1996

                                 Seahawk I,   Seahawk II,  Eagle Part-
                                    Ltd.         Ltd.       ners, Ltd.
                                 ------------ ------------ -----------
Revenues                         $         0  $         0  $         0
Expenses
   Operating expenses                  2,185          270            0
   Administrative expenses             8,875        3,360        8,778
                                 ------------ ------------ -----------
     Total Expenses                   11,060        3,630        8,778
                                 ------------ ------------ -----------
Other Income (Expenses)              (24,824)           0       (3,739)
                                 ------------ ------------ -----------
     Net (Loss)                  $   (35,884) $    (3,630) $   (14,750)
                                 ------------ ------------ -----------

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

The net loss for the three months to September 30, 1996 was $220,924 compared to a loss of $405,930 in the corresponding quarter of 1995.

Total revenues in the 1996 quarter at $2,506 were down $195,717 from total revenues in the 1995 quarter mainly due to decrease of $150,737 in billing for charter hire of the M/V Seahawk Retriever which was sold during the second quarter of 1996. There also was a decrease of $44,980 in billing to affiliated limited partnerships as the partnerships lacked funding to undertake any offshore work during the 1996 quarter. Total expenses of $206,837 were incurred in the third quarter of 1996, compared to $549,212 in the equivalent period in 1995. Operating expenses decreased to $114,038 in the third quarter of 1996 from $239,972 in the equivalent quarter in 1995 and there was also a decrease in administrative expense to $92,798 during the 1996 quarter from $309,240 in the 1995 quarter. This resulted in the loss from operations being lower at $204,331 in 1996 compared to $350,990 in 1995.

The Company's cost of vessel operations were down by $89,767 to $43,716 for the quarter ending September 30, 1996 as compared to the third quarter in 1995 when vessel operations were $133,482. Insurance costs decreased to $7,507 for the quarter ending September 30, 1996 as compared to $8,915 for the same quarter during 1995. The decrease in insurance cost resulted from the combined effect of the reduced cost of coverage, due to the sale of the Seahawk Retriever being offset by higher costs of coverage on the R/V Seahawk during the third quarter of 1996. Vessel maintenance costs decreased to $735 in the quarter ending September 30th 1996, while such costs were $20,410 in the same quarter of 1995. The costs of travel and provisions at $2,027 during the quarter ending September 30, 1996 were $6,631 lower than the equivalent quarter during 1995. The cost of personnel and subcontracted labor were down by $45,917 at $27,575 during the third quarter of 1996 compared to $73,492 during the third quarter of 1995. These reductions in vessel operating costs resulted from the sale of the Seahawk Retriever during the second quarter of 1996 and the reduced operations of the R/V Seahawk during the third quarter of 1996 as compared to the quarter ending September 30, 1995.

Conservation and archaeology expenses were $12,297 for the quarter ending September 30, 1996 as compared to $12,457 for the equivalent period during 1995. This was a result of maintaining a similar level of activity for the quarter ending September 30, 1996 as that of the equivalent quarter of 1995.

Depreciation was $37,194 for the quarter ending September 30, 1996, $18,072 lower than the charge for depreciation in the equivalent period in 1995. The difference resulted from the decrease in depreciation expense associated with the vessel M/V Seahawk Retriever which was sold during the second quarter of 1996.

Rent was nearly unchanged at $20,833 for the quarter ending September 30, 1996 compared to $20,768 during the equivalent quarter of 1995.

Administrative costs decreased by $216,442 to $92,798 for the quarter ending September 30, 1996 as compared to $309,240 during the same period of 1995. This change was primarily due to a decrease in bad debt expense, to $1,140 during the third quarter of 1996, from $173,620 during the same quarter of 1995 when the

Company provided for the doubtful collection of the debt due from International Diving and Consulting Services, Inc., which had filed for bankruptcy. The cost of legal expense declined $21,569 during the period to $7,310 during the third quarter of 1996 while such costs were $28,879 in the same quarter of 1995. This resulted from decreased costs associated with the International Diving bankruptcy, the permit application in the Azores, and general representation, which were significant costs during the third quarter of 1995.

Interest expense decreased to $20,886 for the quarter ending September 30, 1996 compared to $65,463 in the third quarter of 1995. The decrease was due to the elimination of interest expense associated with the note payable to Commercial Union Capital upon the sale of the M/V Seahawk Retriever in April 1996. Interest income was $8,822 for the third quarter of 1996 resulting from a note receivable from affiliates. There was $7,561 interest income for the equivalent period during 1995. The increase is due to the interest earned on the note receivable from Eagle Partners, Ltd. which was issued in the last quarter of 1995.

The loss on investment in less than 50% owned entities was $8,021 in the 1996 quarter, down $1,930 from the third quarter of 1995. These losses represent the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the managing general partner. Seahawk I, Ltd. produced a loss of $5,591 primarily resulting from efforts to develop a market for the artifacts recovered from the Tortugas Shipwreck Site and from the cost of year end accounting requirements. Seahawk II, Ltd. incurred an administrative loss of $570 and Eagle Partners, Ltd. incurred administrative and operating costs of $1,860 which resulted in net losses of those amounts for the quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

The net loss for the nine months ending September 30, 1996 was $834,662 compared to a loss of $812,955 in the corresponding period of 1995.

Total revenues of $59,270 for the nine months ended September 30, 1996 were down $378,220 from the equivalent period during 1995 primarily as a result of decreased billing for charter hire of the M/V Seahawk Retriever. Billing to affiliated limited partnerships also decrease by $55,630 during the nine months period. This resulted primarily from a decrease in marine services billed to Eagle Miners Limited during the 1996 period. Total expenses of $815,096 were incurred during the nine months ending September 30, 1996, compared to $1,082,460 in the equivalent period in 1995. Operating expenses decreased to $449,585 in the nine month period to September 30, 1996 from $531,966 during the equivalent period in 1995. There was a decrease in general and administrative expense to $365,512 during the nine months ending September 30 1996 from $550,494 in the 1995 period. This resulted in the loss from operations being higher at $755,827 in the nine months ending September 30, 1996 as compared to $644,971 during the nine months ending September 30, 1995.

The Company's cost of vessel operations were down $40,390 to $184,780 for the nine months ending September 30, 1996 as compared to the equivalent period in 1995 when vessel operations were $225,170. These costs were down primarily due to a decrease in the cost of personnel to $106,681 during the nine months ending September 30, 1996 compared to costs of $146,256 during the equivalent period during 1995. There was no equipment rental costs during the nine months ending September 30, 1996 while such costs were $12,607 for the same period during 1995. There was a decrease of $2,532 in maintenance expenses to $17,190 for the nine months ending September 30, 1996 as compared to the nine months ending September 30, 1995. An increase in insurance cost of $15,625 for the nine months ending

September 30, 1996 as compared to the nine months ending September 30, 1995 was mainly due to higher limits of coverage on the R/V Seahawk. The costs of travel and provisions of $7,873 were higher during the nine months ending September 30, 1996 as such costs were $6,464 during the equivalent nine months during 1995.

Conservation and archaeology expenses were $38,057 for the nine months ending September 30, 1996 as compared to $29,462 for the equivalent period during 1995. This was a result of direct payroll being paid for the full nine months during 1996 while personnel were on unpaid leave during part of the equivalent period of 1995.

Depreciation was $144,903 for the nine months ending September 30, 1996, $16,128 lower than the charge for depreciation in the equivalent period in 1995. The difference resulted from the decrease in depreciation expense associated with the vessel M/V Seahawk Retriever which was sold during the second quarter of 1996 being partially offset by depreciation taken on the R/V Seahawk which was acquired in November 1995.

Rent was relatively unchanged for the nine month period ending September 30, 1996 at $63,668 compared to $62,303 during the equivalent period of 1995.

Administrative costs decreased by $184,983 to $365,512 for the nine months ending September 30, 1996 as compared to $550,494 during the same period of 1995. This decrease was mainly due to a reduction in bad debt expense to $3,300 during the first nine months of 1996 from $171,010 during the nine months ended September 30, 1995, when a provision was taken against the International Diving account receivable. There was a $50,225 decrease in legal expense to $23,197 during the nine months ended September 30, 1996 compared to $73,422 of such expense during the same period in 1995. This decrease was primarily due to the lower activity involving the Commercial Union note, the International Diving bankruptcy, and search permit applications in the Azores. General Insurance costs were up $5,979 during the nine months ended September 30, 1996 compared to the equivalent period during 1995.

Interest expense decreased to $61,889 for the nine months ending September 30, 1996 compared to $184,139 in the like period of 1995. The decrease was due to the elimination of interest expense associated with the note payable to Commercial Union Capital upon the sale of the M/V Seahawk Retriever in April 1996. Interest income was $26,178 for the nine months ending September 30, 1996 compared to $22,438 during the equivalent period during 1995. The increase is due to the interest earned on the note receivable from Eagle Partners, Ltd. which was issued in the last quarter of 1995.

The loss on investment in less than 50% owned entities was $38,886 for the nine months ending September 30, 1996 compared to $34,220 during the same period in 1995. These losses represent the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the managing general partner. Seahawk I, Ltd. produced a loss of $20,506 primarily resulting from efforts to develop a market for the artifacts recovered from the Tortugas Shipwreck Site and from the cost of year end accounting requirements. Seahawk II, Ltd. incurred an administrative loss of $3,630 and Eagle Partners, Ltd. incurred administrative and operating costs of $14,750 which resulted in net losses of those amounts for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995 the Company had negative working capital of $(1,968,771). During the nine months ended September 30, 1996 the Company's working capital increased to a negative $(1,268,758).

The increase in working capital of $718,013 in the period was mostly the result of net operating losses before depreciation offset by debt converted to common stock and the sale of the M/V Seahawk Retriever on April 5, 1996.

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

During 1995, Eagle Partners Limited raised funds to continue its search for the Golden Eagle using the Company's services. On July 18, 1995 the Company announced that it had entered into a joint venture agreement with Sea Miners, Inc. a Baltimore, MD company, to resume the search for this shipwreck. The joint venture incorporates research by both parties concerning this wreck and a pooling of resources to continue the search operations. Under the agreement, the Company will continue to be the offshore contractor to the joint venture for all marine operations. The Company earned revenues of $50,000 during 1995 from this Joint Venture. The Company expected to earn additional revenue during 1996 from this Joint Venture, however the Joint Venture has not been able to raise sufficient funding and it is now expected that the Joint Venture will not provide any revenues during 1996.

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

During the period December 8, 1995 to March 31, 1996 the Company chartered the Retriever to American Oilfield Divers Inc. of Lafayette, Louisiana ("AOD"). The main terms of the charter were that AOD would pay a day rate of $2,050 per day when the vessel was working and pay any dockage costs when it was not. During the period AOD incurred $47,250 of charter fees. On April 4, 1996, AOD purchased the Retriever for $1,438,750 on an as-is-where-is basis via a wholly owned subsidiary S&H Diving L.L.C. The purchase agreement provided for a sum of $100,000 to be held in escrow for nine months to pay for any bona fide lien claims encumbering the vessel which accrued prior to March 31, 1996.

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

                               SEAHAWK DEEP OCEAN TECHNOLOGY, INC.

                               By /s/ John T. Lawrence
                                  John T. Lawrence, President
Date:  May 4, 1998

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically