Form 10KSB
period 1996-12-31
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 1999-02-05
CIK 833020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _________ to __________

                           Commission File No. 0-18239

                      SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
                 --------------------------------------------
                 Name of Small Business Issuer in its Charter

            Colorado                                    84-1087879
--------------------------------              ------------------------------
  State or Other Jurisdiction                 I.R.S. Employer Identification
of Incorporation or Organization                         Number

              5102 South Westshore Boulevard, Tampa, Florida 33611
           ----------------------------------------------------------
           Address of Principal Executive Offices, Including Zip Code

Registrant's telephone number, including area code: (813) 832-4040 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes ---     No -x-

The Issuer's revenues for the most recent fiscal year were $182,227.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

As of January 22, 1999, 28,157,614 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $785,600.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One:)  Yes--    No-X-

PART I

ITEM 1.  BUSINESS.

THE COMPANY

Seahawk Deep Ocean Technology, Inc. (the "Company") was formed under the laws of the State of Colorado on September 17, 1986, for the purpose of creating a corporate vehicle to seek and acquire a business opportunity.

In October of 1988, the Company completed a public offering of 1,200,000 shares of Common Stock at an offering price of $.50 per share. The net proceeds of that offering to the Company were approximately $490,000.

On March 13, 1989, the Company issued 2,000,000 shares of its no par value Common Stock to the holders of 100% of the outstanding common stock of R/V Seahawk, Inc. ("R/V Seahawk") in an exchange transaction in which R/V Seahawk became a wholly owned subsidiary of the Company. During September 1989 the Company's name was changed from Fox Ridge Capital, Inc. to Seahawk Deep Ocean Technology, Inc. On March 2, 1992, R/V Seahawk was merged into the Company.

On June 12, 1992, the Company effected a one for fifty reverse split of the shares of the Company's Common Stock outstanding. All financial information and share data in this Form 10-KSB give retroactive effect to the reverse split.

On September 12, 1989, the Company organized Seahawk Artifact Recovery, Inc. and acquired 100% interest with the purchase of 625,000 shares of its no par value common stock for $35,000 cash. This subsidiary was inactive throughout 1989 and 1990. In January, 1991, its name was changed to Seahawk Museum Development, Inc. This subsidiary was developing plans for a shipwreck and treasure museum in St. Petersburg, Florida, however, the Company's inability to finance the museum forced the Company to put the museum plans on hold indefinitely. Unless the context otherwise requires, the term "Company" as used herein refers to Seahawk Deep Ocean Technology, Inc. and its wholly owned subsidiary Seahawk Museum Development, Inc.

On February 4, 1991, the Company acquired all of the outstanding stock of Valley Marine, Inc. ("VMI") in exchange for 600,000 newly issued shares of the Company's Common Stock. VMI owned the Seahawk Retriever, a 204 foot vessel During February, 1991, VMI merged into R/V Seahawk.

R/V Seahawk was formed on May 23, 1988, for the purpose of serving as general partner for one or more limited partnerships which were to be formed to search for valuable shipwrecks. R/V Seahawk was initially capitalized with $200,000 by five investors. R/V Seahawk then purchased equipment to be used for the search operations and signed an agreement with marine archaeologist Robert Marx for the right to use data for a suspected shipwreck site. R/V Seahawk then formed its first partnership, Seahawk I, and raised $175,000 to fund the search activity. The fund raising and initial search efforts were carried on during the remainder of 1988 and into 1989 until April, 1989, when the Seahawk I partnership located its first shipwreck.

In November 1995 the Company acquired all the outstanding stock of Seahawk, Inc. in exchange for 2,400,000 newly issued shares of the Company's common stock. Seahawk, Inc. owned the RV Seahawk, an 86 foot vessel. On March 31, 1996, Seahawk Inc. merged into the Company.

The Company is an oceanographic service company which is involved in deep water search, survey and recovery operations. The Company serves as the general partner for three limited partnerships which were formed for the purpose of raising money to search for and locate shipwrecks. The Company currently owns and operates a variety of sub-ocean equipment including an 83 foot survey vessel, ROV's (Remotely Operated Vehicles), and other specialized search and recovery equipment which enables the Company to locate, photograph and retrieve items lost on the seabed in deep water.

The Company also seeks opportunities where it can lease its equipment to others and generally act as an underwater contractor.

The partnerships formed by the Company and for which the Company serves as the general partner are engaged in the business of attempting to locate, identify, recover and market the cargoes and artifacts associated with one or more shipwrecks in a specific area. The Company, on the other hand, provides to the partnerships the data, manpower and equipment necessary for the partnerships to carry out this business purpose. The Company is also engaged in the business of locating, identifying, recovering and marketing the cargoes and artifacts associated with shipwrecks on its own behalf and for others on a world wide basis.

SEAHAWK I, LTD., SEAHAWK II, LTD. AND EAGLE PARTNERS, LTD.

The Company has formed three limited partnerships (Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd.) for the purpose of funding the search for deep water shipwrecks in predesignated areas.

SEAHAWK I, LTD. During April, 1989, the first partnership (Seahawk I) located and photographed a Spanish wreck which the Company believes was one of the vessels lost during a storm in 1622. The wreck was found approximately 1,500 feet deep in international waters south of the Florida Keys. During June, 1989 a bell was recovered from the site in order to perfect the admiralty claim in the United States District Court.

During June, 1990, Seahawk I commenced its predisturbance survey on this wreck and during August, 1990, Seahawk I commenced actual recovery operations. The recovery operations continued until November 1990. The Seahawk Retriever returned to the site in May, 1991, and resumed recovery operations which were carried out periodically during the summer of 1991 until October 5, 1991, when the Seahawk Retriever left the site. An area of approximately 2,690 square feet surrounding the site has been excavated to a depth of 1.5 to 3 feet. The remaining hull structure and ballast stone pile occupy about 430 square feet of this area. A total area of 11,300 square feet has been scanned with a metal detecting unit to a depth of approximately 14 inches and revealed in excess of 130 targets, most of which were recovered.

Since the Company does not have the technical capability to determine the full depth of the wreck, it is impossible to state what percentage of the wrecksite has actually been excavated. The Company does believe that the Partnership has reached a point of diminishing returns and the Partnership does not intend to return to the wrecksite.

Management of the Company believes that this wreck is from the 1622 Spanish fleet. This belief is based upon a number of factors including the following:
(1) the location of the shipwreck; and (2) similarities of a number of the artifacts found on the shipwreck with artifacts found on the Atocha, a sunken galleon from the 1622 Spanish fleet. The Company does not know what the name of this vessel is or how much treasure it carried. The Company believes that the keel length was approximately 56 to 57 feet long indicating that the vessel size was between 100 and 220 tons. The Company also believes that the vessel was most likely a moderate size merchant vessel.

A total of 16,480 artifacts have been recovered from the site. These include twenty-seven gold finger bars, fourteen gold fragments, over eleven hundred silver coins, a gold emerald ring, three mariner's astrolabes (a navigational device used during the early 1600's), over 6,000 pearls, seventy six clay olive jars and other miscellaneous items including musket balls, wood, pottery and pottery shards. Seahawk I has incurred expenses in locating, recovering, conserving and storing these artifacts of approximately $3,391,000 since inception, of which $625,275 has been capitalized into the costs of artifacts on Seahawk I's books at December 31, 1996. The Company has contributed $1,190,900 since inception to the capital of Seahawk I. Seahawk I has engaged the Company to provide certain services, and the Company has provided vessel operations and conservation and administrative services in the amount of $621,417 which have been billed to Seahawk I but had not been paid by December 31, 1996. These are carried in the Company's books as accounts receivable - affiliate.

Seahawk I, Ltd. is a Florida limited partnership which was formed on May 23, 1988, with R/V Seahawk as the sole general partner. The Partnership was initially funded with a total of $175,000 which was raised from private investors. The salvage operations for this shipwreck have required the Partnership to raise additional funding. The Company was to split with the limited partners on a 50/50 basis the proceeds from the sale of all valuable objects or artifacts after payment of the partnership expenses and a return of all capital contributions to both the limited partners and the Company. The expenses of the Partnership include the payment of ten percent (10%) of all items salvaged to Tanit Corp., a company owned by Robert Marx, the marine archaeologist who provided research and data relevant to this particular project. Seahawk I raised an additional one million dollars ($1,000,000) during 1990 to finance the initial salvage operations. In order to do this, Seahawk I created a new class of limited partner which is entitled to twenty percent (20%) of the partnership's net distributable income in return for an investment of $500,000. The Company has also invested an additional $500,000 to maintain its right, as General Partner, to receive 50% of the partnership's net distributable income.

On May 19, 1988, R/V Seahawk, Inc. and Tanit entered into an agreement whereby R/V Seahawk obtained exclusive access to Mr. Marx's research and data covering a specified search area defined on a map, so long as the project commenced prior to May, 1991. In exchange for this exclusive right to Mr. Marx's research and data, R/V Seahawk paid to Tanit a fee of $10,000 in cash and agreed to pay to Tanit an additional fee equal to ten percent (10%) of the value of all salvaged items recovered (the "Additional Payment") both as additional consideration for the research and data and as consideration for consulting services which Mr. Marx was to render during the project. R/V Seahawk licensed the exclusive use of the research and data to Seahawk I, Ltd. (the "Partnership") for the Partnership's use in the project. In return, the Partnership assumed R/V Seahawk's obligation to pay the Additional Payment to Tanit. On April 22, 1993, R/V Seahawk's and the Partnership's obligations with respect to the additional payment were fully satisfied by the transfer of certain artifacts to Tanit. The cost of the artifacts was $18,384.

Robert F. Marx is a 60 year old marine archaeologist, maritime historian and author. He has participated in over 56 archaeological explorations and/or recoveries around the world since 1953, and he has conducted extensive historical research on the history of Spanish flotas and galleons. Mr. Marx has written more than thirty books and 100 articles on various aspects of marine archaeology.

During March, 1991, Seahawk I created a new class of limited partners and raised a total of $691,800 to finance the recovery and conservation of artifacts of the Partnership. The Company also invested an additional $690,800 to maintain its right to receive 50% of the net distributable income. As of December 31, 1996, the Company carries an account receivable from Seahawk I, Ltd. of $621,417 and a note receivable from Seahawk I, Ltd. of $300,000, less a provision for losses in excess of investment of $697,540. In March 1998, the Partnership's artifacts were sold and the proceeds used to repay the accounts receivable and note receivable by the Company. On September 30, 1998 the Partnership was terminated after a first and final distribution to the Limited Partners.

SEAHAWK II, LTD. During May, 1989, R/V Seahawk formed Seahawk II, Ltd., a Florida limited partnership ("Seahawk II"), and agreed to serve as the sole general partner. Seahawk II is structured very similar to Seahawk I except that the expenses of the Partnership include a payment of 5% of all items salvaged to a fund for the crew. Seahawk II sold 50 Units at a price of $30,000 per Unit. During 1989, Seahawk II commenced its proposed business of attempting to locate deep water shipwrecks in a specific area off the east coast of Florida, and found what management believed to be a colonial era shipwreck. This belief was based on, among other things, the opinions of Dave Moore described below relating to the age of the silver coins and cannons found on the wreck. A cooking pot and piece of rigging were recovered from the site in order to perfect the admiralty claim. During October, 1990, Seahawk II conducted a predisturbance survey of this wreck site (referred to as the "St. Augustine" site) utilizing Harbor Branch Oceanographic Institution's Johnson SeaLink manned submersible. During this survey, approximately 90 artifacts were recovered including two cannons, numerous cannon balls, and a dozen copper cooking pots. Dave Moore, an archaeologist who used to be employed by the Company, estimated the cannon is from the 1700's. Dave Moore holds a Masters Degree in Maritime History and Underwater Research and he has over 10 years' experience in archaeology.

During April, 1991, the Johnson SeaLink returned to the site to continue work on the shipwreck for 6 days. A good portion of the area surrounding the ballast pile was uncovered and some timbers and ribs of the ship were exposed which, according to archaeologist Robert Marx, indicated that the ship was small in size most likely in the 50 to 75 ton range. During this trip, a number of artifacts were recovered, including 6 Spanish silver coins, three four foot cannons, more copper cooking pots, scores of lead musket and pistol balls, pulley blocks and sheaves and other miscellaneous items. According to Mr. Moore, the coins date between 1712 and 1714. Mr. Marx has reported to the Company that he believes that the ship was a small Spanish vessel known as an "Adviso" or advice boat sometimes called a "Patache." One or more of these ships was usually employed in each treasure fleet with their main purposes being to carry mail and official communications between the king and government officials. According to Mr. Moore, this class of vessel was never authorized to carry treasure, but contraband treasure was sometimes carried on these ships. He has also stated that there was no way he could say whether or not this shipwreck contains substantial amounts of treasure.

The Seahawk II Partnership currently has no cash, and the Partnership has no plans except to attempt to liquidate the artifacts if a reasonable opportunity to do so arises.

In December 1994 and November 1995 the Company asked the Partners to vote on terminating the Partnership. The result of both votes was inconclusive and the Company may consider asking the Partners to vote again on termination.

The Company carries an account receivable from Seahawk II, Ltd. of $17,658 as of December 31, 1996, less a provision for doubtful debts and losses in excess of investment of $29,004.

EAGLE PARTNERS, LTD. AND EAGLE MINERS, LTD. During November, 1991, the Company formed Eagle Partners, Ltd., a Florida limited partnership ("Eagle Partners"), with the Company serving as the general partner. Eagle Partners sold 3 Units for a total of $150,000. The partnership is operating under a joint venture agreement with a nonaffiliated researcher who has provided the research and data for a 19th Century shipwreck off the east coast of the United States. The joint venture agreement was entered into between the Company and the researcher, and the Company assigned its rights and responsibilities in the joint venture to Eagle Partners. According to the researcher and newspaper accounts of the sinking, the vessel was believed to have a valuable cargo of specie on board at the time of the sinking, although there is no assurance that the researcher is correct or that the shipwreck will be located. The researcher holds a Bachelor's Degree in Interdisciplinary Studies with a concentration in Marine Archaeology, and he has been involved in underwater archaeology and searching for shipwrecks for over 25 years. He has written over 10 books and a number of articles on the history of shipwrecks.

Pursuant to the terms of the joint venture agreement, the researcher was to receive twenty percent (20%) of any items recovered from the ship in return for his research and data. The partnership is responsible for conducting and paying expenses of the search and recovery of the shipwreck and if successful, for marketing any cargo which is recovered.

The joint venture agreement required the partnership to dedicate the vessel R/V Seahawk (or a similar vessel with similar equipment) to work on this project at least 120 days during 1992, and each year thereafter, beginning not later than May 30 of each year. The joint venture agreement was amended in June 1994. The amended agreement required the partnership to work on the project for at least 60 days during 1994. The partnership did not meet this schedule and was in default on the agreement. In such an event, the agreement provided that all rights to conduct search and/or salvage efforts relative to this wreck would revert to the researcher. The Company negotiated an extension to the joint venture agreement under which the researcher's share of any successful recovery was reduced to ten percent (10%) and the requirement for the partnership to work on the project for a minimum number of days each year was removed. In return the Company agreed to issue the researcher 60,000 shares of its Common Stock. The Company will attempt to raise additional financing for this project but there is no assurance that it will be able to do so.

The partnership's eighty percent interest in the joint venture was to be allocated among the Company and the limited partners as follows: After the return of all contributed capital each $50,000 unit was to receive 5% of the first $1 million distributed, 4% of the second $1 million distributed, 3% of the third $1 million distributed, 2% of the fourth $1 million distributed and 1% of anything over $4 million distributed. The Company, as the general partner, was to receive the balance of any distribution. In early 1995, the Company became aware of another company ("Sea Miners, Inc.") that was searching for the same shipwreck (code named "Golden Eagle") and in order to pool research and resources and to remove all-or-nothing competition, Eagle

Partners and Sea Miners formed an equal joint venture to search for the vessel. The joint venture is operated via a Florida Limited Partnership called Eagle Miners Limited. Eagle Partners and Sea Miners are equal and joint General Partners of Eagle Miners. As a result of the joint venture, each of the limited partners of Eagle Partners agreed to reduce their entitlement of any distribution to one-half of the original amount. Eagle Miners has contracted to use the Company for all of its offshore services. $100,000 was raised by the joint venture to finance the initial inspection of certain sites that Sea Miners has revealed as possible shipwrecks in its search area. The joint venture intends to raise additional financing for this project but there is no assurance that it will be able to do so.

After reviewing the research, Eagle Partners established a primary search area of 100 square miles and a larger search area of 600 square miles. During 1992, Eagle Partners searched approximately 500 square miles and located six shipwrecks. During May 1993, using newly acquired research data, Eagle Partners searched approximately 140 square miles and located five shipwrecks. During 1994, Eagle Partners searched approximately 140 square miles.

During 1995 Eagle Partners inspected a number of seabed anomalies that might have been sunken ships in the combined search areas of Eagle Partners and Sea Miners. One such site was estimated to have similar general dimensions to the Golden Eagle, and to protect its title to the wreck it was arrested in the Untied States District Court Middle District of Tampa Division. The wreck has not been positively identified as the Golden Eagle. Further visual investigations of the site took place during 1996 but bad visibility prevented a positive identification. Further visual investigations of the site are expected to take place during 1997.

The terms of the original Partnership Agreement provided for the termination of the Partnership on December 31, 1996. However, the partners have agreed to extend the termination date to December 31, 1999.

As of December 31, 1996, the Company carries an account receivable from Eagle Partners of $1,039,628, a note receivable from Eagle Partners of $50,000, and accrued interest of $5,000 less a provision for losses in excess of investment of $1,124,290.

As of December 31, 1996, the Company carries an account receivable from the Eagle Miners Joint Venture of $52,276 less a provision for doubtful debt of $22,003.

MANAGEMENT OF PARTNERSHIPS

     The following table sets forth information concerning the authority of the general partner in the three partnerships referred to above for which the Company serves as general partner. The purpose of this table is to disclose generally the types of actions that the general partner can take without needing approval of the limited partners and the types of actions where approval of the limited partners is required.

                  ACTION                    APPROVAL OF LIMITED PARTNERS REQUIRED

1.  Enter into contracts and agreements     1. No.
    which the general partner ("G.P.")
    deems necessary or advisable for the
    conduct of the partnership's business.

2.  Enter into partnerships or joint        2. No.
    ventures.

3.  Employ advisers or agents.              3. No.

4.  Borrow money on secured or              4. No.
    unsecured basis.

5.  Amend limited partnership agreement.    5. Yes (by the holders of a majority
                                               of the limited partnership units)

6.  Admit additional G.P.'s.                6. Yes (by the holders of a majority
                                               of the limited partnership
                                               units).

7.  Admit additional limited partners.      7. No.

8.  Sell additional units in the            8. No unless it requires amendment
    partnership                                to partnership agreement

9.  Remove G.P.                             9. Yes* (by the holders of 75% of
                                               the limited partnership units

10. Dissolve partnership.                  10. Yes (by the holders of a majority
                                               of the limited partnership
                                               units).

*In Seahawk II and Eagle Miners Limited, the limited partners do not have the right to remove the general partner.

BACKGROUND

During the past few years, the number and seriousness of approaches by various groups interested in ocean salvage have increased significantly, principally because the development and application of new technology have improved working capability in the deep sea. The Company has been operating the research vessel Seahawk (the "Seahawk") for the past seven years. In addition, it has been acquiring highly specialized search, survey and recovery equipment. The Company has been working closely with both consultants and employees considered to be some of the leading experts at deep ocean search and recovery, diving on wrecks, and assembling a shipwreck data base.

PLAN OF OPERATION

The Company expects that, at least initially, much of its deep ocean shipwreck search and recovery activities will be funded by limited partnerships similar to Seahawk I, Seahawk II and Eagle Partners thereby transferring most of the economic risk of finding shipwrecks to the investors in these partnerships.

As soon as the Company believes that it has sufficient capital of its own to finance these activities, it will do so in order to avoid diluting the Company's interest in the wrecks. Management's only experience in forming and marketing partnerships for the purpose of funding shipwrecks is Seahawk I, Seahawk II, Eagle Partners and Eagle Miners.

The Company is also exploring joint ventures with others for the purpose of searching for shipwrecks in deep water off the coasts of foreign countries including Brazil and Portugal.

The Company and its partnerships expect to follow the following seven steps in their deep water expeditions.

1. DETERMINE TARGET SEARCH AREAS THROUGH RESEARCH. The first step in a deep water search operation is to develop data on proposed sites through a combination of research conducted by the Company or research purchased by the Company from others. For example, the wreck located by Seahawk I, Ltd. was based on research conducted by an archaeologist who was paid with a 10% interest in the wreck. The Company has received research on numerous wrecks throughout the world, and is continually, as time permits, reviewing this research for possible recovery projects.

2. SEARCH FOR ANOMALIES IN THE TARGET AREAS. Once the target area search sequence has been determined, the search will then be undertaken to locate promising anomalies utilizing the Company's equipment.

If an anomaly is found, its precise location will be noted and mapped using the navigational system which utilizes digital output from sensing devices and logs it into the onboard computer's target navigational database.

After completing the search of a grid, a preliminary analysis will be made and the position of promising targets will be noted. This will indicate those sites and anomalies which will be revisited for visual verification and inspection with the ROV's.

3. SURVEY AND VERIFICATION OF THE ANOMALY SITE. The initial verification phase will serve to provide visual confirmation of the nature and composition of the anomaly. In most cases, a look at the subject sites will quickly determine whether they are natural bottom structures, manmade objects that hold little interest (steel drums, cable, modern anchors, fishing equipment, etc.) or potentially valuable sites. If the site looks promising, small artifacts will be recovered in an attempt to date and identify the vessel. This entire phase will be accomplished using ROV's, incorporating onboard lights, cameras, sonar and tracking navigation systems.

With the video records and items recovered from the wrecksite, the Company will attempt to identify the wreck(s) with the help of maritime historians and marine archaeologists. Identifying ancient shipwrecks is extremely difficult, however, and the Company has been unable to definitely define the shipwrecks discovered by Seahawk I and Seahawk II. Once the wreck has been identified, a determination of the cargo carried and historical and archaeological significance of the wreck can be made.

4. ESTABLISHING LEGAL CLAIM TO THE SITE. If the site appears valuable, the Company will take the necessary steps to legally claim title to the shipwreck. This will usually involve a filing in the U.S. Admiralty Court. See "Legal Aspects of International Salvage."

With respect to the wreck discovered by Seahawk I, the Partnership filed a complaint seeking a warrant for the arrest of the vessel with the United States District Court for the Middle District of Florida on June 30, 1989. On June 30, 1989, the Court issued a warrant for the arrest of the wreck. Shortly thereafter, a bell recovered from the wreck was presented to the Court and a motion was filed requesting an order appointing the Company as custodian for the wreck. On July 18, 1989, notice of the wreck was published and on September 25, 1989, the Court entered an Order Noting Default since no response was forthcoming from anyone to the notice published during July, 1989.

With respect to the wreck discovered by Seahawk II, the Partnership filed a complaint for the arrest of the wreck with the U.S. District Court for the Middle District of Florida on September 27, 1989. On the same date the Court issued a warrant for the arrest of the wreck. On December 29, 1989, artifacts from the wreck were presented to the Court and the Company was appointed by the Court as the custodian for the artifacts. On February 13, 1990, notice of the wreck was published, and on December 14, 1990, the Court awarded ownership of the wreck to the Partnership.

With respect to a wreck discovered by Eagle Miners, the joint General Partner, Eagle Partners, filed a complaint for the arrest of the wreck with the US district Court for the Middle District of Florida in December 1995 and the Court issued a warrant for the arrest of the wreck. An artifact from the wreck was presented to the Court and Eagle Partners was appointed by the Court as the custodian for the artifact. In January 1996, notice of the wreck was published and the Court awarded ownership of the wreck to the Partnership.

5. Planning and Execution of Recovery. Planning the actual recovery will depend on a large number of factors such as condition of shipwreck, depth, bottom conditions, current and tidal conditions. In the anticipated operating depths, several pieces of equipment will play vital roles in the recovery operation. First, a safe, stable ship must be used as the recovery platform.

The vessel must also be large enough from which to deploy the submersibles that will be used as the actual salvage and recovery tools. These recovery tools will include ROV's, some of which will be significantly larger and capable of greater working ability than the ROV's used for initial visual investigations.

Beginning with its salvage activities of the Seahawk I wreck site, the Company has used the vessel Seahawk Retriever, a 210 foot supply vessel, as the primary vessel from which the recovery operations are conducted. The Seahawk Retriever was used to deploy the ROV named Merlin which was used for the salvage and recovery activities. Merlin was sold in April, 1994, and the Seahawk Retriever was sold in March 1996, but Management is confident that similar equipment can be leased or purchased when required. (See "Equipment" below for descriptions of the Seahawk Retriever and see Item 3. Legal Proceedings, below, for a description of the litigation involving the Merlin and Seahawk Retriever.)

6. CONSERVATION OF ARTIFACTS. Complete conservation of artifacts recovered from shipwreck sites is a integral part of the Company's business plan. These conservation efforts begin as soon as the ROV reaches the ocean floor. The Company takes the utmost care in removing each artifact from the sea bed, using specialized tools that are built on site and carried to the sea floor by the ROV. Examples of such tools are specially built baskets and platforms that are constructed to accommodate artifacts once they have been identified. The ROV uses these tools, built to interface with its computer controlled manipulators, to recover each artifact from the ocean floor as gently as possible.

The artifacts are then placed in a larger recovery platform, which is designed to separate and protect the artifacts from damaging each other during the trip to the surface. On deck, the artifacts are then catalogued, photographed and secured in specially constructed storage containers. The recovery process is supervised by the Company's archaeologist who assists with the recovery, coordinates data management, ensures proper artifact handling, and initiates interpretation and analysis.

The Company has established a conservation laboratory in the building it leases at 5102 South Westshore Boulevard, in Tampa, Florida, where the artifacts are transported and conserved to a final, stable state. The Company has purchased for its conservation laboratory the facilities necessary for stabilization of most all artifacts recovered, including noble metals, iron, ceramics and organic materials. Before and during conservation, the artifacts are made available for inspection by other archaeologists and conservationists. After conservation is completed, the artifacts may also be made available to the public, in a museum setting.

7. MARKETING OF ARTIFACTS. The Company intends to realize revenue from artifacts as follows:

    (a) By Direct Sales - Artifacts which have been properly categorized and recorded and which are not deemed to be a necessary part of an archaeological collection may be sold directly to collectors, dealers or through retail outlets.

    (b) By Sale of Replicas - Replicas of certain artifacts may be produced and sold as such.

    (c) Display - Artifacts may be displayed in museum attractions which would generate revenue from entrance charges and merchandise sales.

In October 1993, the Company signed a marketing agreement with Buckeye Communications, Inc. The agreement set out the terms under which the Company's artifacts, products derived from the artifacts and products derived from the Company's archive material was to be marketed on a worldwide exclusive basis. Any sales resulting from this marketing effort was to result in royalty payments to the Company. Similar agreements were signed between Buckeye and Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd. Management believed that the effect of these agreements would be to produce revenue for the Company and, to the extent that their artifacts are used, for the Limited Partnerships, without any corresponding cost of product development or marketing. However, significant sales were not generated by Buckeye, although arrangements are in place to develop a CD-ROM game based on the Company's shipwreck searches. In 1995, Buckeye was placed by its management in an orderly liquidation and the agreement between Buckeye and the Company was terminated.

In November 1996, the Company signed an agreement with the Collier County Museum, Naples Florida, to exhibit certain of the artifacts recovered from the Seahawk I site. Under the agreement the Company provides the artifacts and display materials for 6 months in return for a $20,000 fee. The exhibit opened in February 1997 and attracted record numbers of visitors to the museum.

In October 1997, the Company signed an agreement with Michael's International Treasure Jewelry, Inc., Key West Florida, to exhibit certain artifacts for a minimum period of 12 months, at a rental of $57,500 per quarter in advance. The artifacts included the entire inventory of Seahawk I, Ltd. The agreement also provided for Michael's to have an option to purchase the artifacts for $2,500,000 ($750,000 cash and $1,750,000 in common stock of Vanderbilt Square, Inc., a publicly quoted affiliate of Michael's) at any time during the term of the lease. Any revenue from the agreement was to be divided between the Company and Seahawk I, Ltd. in the ratio of the respective book values of the assets involved. On February 10, 1998, Vanderbilt changed its name to Treasure and Exhibits International, Inc.("TEI"). Prior to the agreement, the Company signed an agreement with Odyssey Marine Exploration, Inc. to pay Odyssey 10% of any proceeds from the lease or subsequent sale pursuant to the introduction by Odyssey of Michaels and Vanderbilt to the Company.

On March 19, 1998, TEI entered an agreement with the Company and Seahawk I, Ltd. To purchase all of Seahawk I, Ltd.'s artifacts, their related documentation and all of the Company's artifacts. The consideration was $822,056 in cash and 9,500,000 newly issued shares of TEI's common stock which were valued at the time of the agreement at $0.17 per share or $1,615,000. Immediately thereafter Seahawk I, Ltd. repaid all its debt to the Company in cash and TEI stock, repaid other loans to two of the limited partners and made a pro rata distribution to the limited partners of the remaining TEI stock based on the limited partners' total investment in Seahawk I, Ltd.

On July 20,1998, the Company agreed to sell its remaining holding of 5,302,084 shares in TEI to First Consolidated Financial Corp., a Florida corporation, for a total consideration of $450,677 ($0.085 per share). The agreement provided for the cash to be paid in five tranches, $180,270 on the date of the agreement and at least $50,000 during each of September, October and November 1998 with the balance in by December 31, 1998. In the event, after paying the first tranche, no further payment was made until November 10, 1998, when the Company accepted a discount of $10,407 in return for the whole of the balance being paid on that date.

SHIPWRECK AND TREASURE MUSEUM

During 1991, the Company's wholly owned subsidiary, Seahawk Museum Development, Inc., commenced construction of a shipwreck and treasure museum in St. Petersburg, Florida. The museum was to be approximately 10,000 square feet, and was to feature interactive displays aimed at entertaining as well as educating visitors about undersea technology, archaeology, conservation and the colorful history the artifacts and treasures represent.

The Company leased space for the museum starting in July, 1991, however, during November of 1991, the Company was no longer able to make the monthly lease payments, and during February, 1992, the Company negotiated a termination of the lease with the lessor.

The Company's inability to finance the museum forced the Company to put the museum plans on hold until appropriate financing can be arranged.

The Company intends to own, develop and operate theme attractions to be known as Shipwreck and Treasure Museums. It is intended that such attractions will display the artifacts and products recovered by the Company or the Limited Partnerships, recreate the background and actual mission of the recovery crew on each discovery, and create a gift shop that will sell artifacts and products relating to the artifacts. In view of the failure of the Company to arrange any financing it is unlikely that any such attractions will be built in the near future. The Company intends to build such attractions either by itself or in conjunction with other parties.

SOUTH AMERICAN PROJECT

On June 1, 1994, the Company signed an Agreement for Consulting Services with Remarc International, Inc., a Colorado corporation controlled by two former officers and directors of the Company, John Morris and Gregory Stemm. The Agreement provides that Remarc will, at its own expense, seek to obtain for the Company a permit from the appropriate government to search for and salvage the particular shipwreck involved in the South American Project. If such a permit were obtained for the Company by Remarc, then the Company agreed to grant Remarc between 6% and 9-% of the gross proceeds of any successful recovery from the project. The actual percentage granted to Remarc was to depend on the size of portion of the recovery that would be taken by the South American government in return for the permit.

In furtherance of the negotiations for the permit, it became prudent to join forces with a South American competitor to form a bidding Consortium. The Consortium rendered the original South American Consultancy Agreement with Remarc inappropriate, and under a Joint Venture Agreement dated August 1995 with the Company, Remarc agreed to forego its entitlement to the percentage of the gross recovery of the project and instead become equal partners with the Company in a South American company that owns half of the Consortium. The Company and Remarc each own 24.5% of the South American company with the remaining 51% being owned by Brazilians. In October 1996, the Consortium completed a search of almost 400 square miles of its search area and revealed 25 anomalies with characteristics indicative of possible sites of shipwrecks. The Consortium visually inspected some of these anomalies with an ROV during 1997 and 1998 and the balance of the sites will be visually inspected during 1999.

LEGAL ASPECTS OF INTERNATIONAL SALVAGE

The question of legal ramifications with regard to the recovery of shipwrecks raises a number of issues. Salvors, historical interests and individuals claiming ownership based on the payment of insurance claims all have potential claims on goods brought up from the sea floor.

The seas are divided into four basic zones: the territorial sea, the contiguous zone, the continental shelf, and the high seas. The Company expects that most of its activities will be conducted in what is considered the high seas. The site of the shipwreck found by Seahawk I, Ltd. is approximately 25 miles from the Florida coastline in water approximately 1,500 feet deep. The site of the shipwreck found by Seahawk II, Ltd. is approximately 60 miles from the Florida coastline in water approximately 1,200 feet deep. The Company believes that these shipwrecks are therefore located in the high seas. No international agreement prevents the salvage of a shipwreck from the high seas. Other countries, however, may claim a 200 mile territorial limit and may assert claims to all shipwrecks located within that distance from their coast.

Generally, there are two doctrines of maritime law that govern legal claims to salvageable shipwrecks in the high seas. These are the law of finds and the law of salvage. Both are well documented and accepted in United States common law, and are also generally accepted as international law in practice. This discussion centers on application of these laws in jurisdiction of U.S. courts. The entity responsible for salvage is entitled to sue in rem against the ship in federal admiralty court to establish its claim to the shipwreck and cargo against all other claimants, known and unknown. The court employs a fiction of convenience that a ship is a person against whom suits can be filed and judgments entered, allowing actions to be brought against the vessel when the owner is unknown or unreachable.

Legally, the claim may be decided according to the two competing maritime law doctrines. If title to the wrecked ship or cargo is disputed, the salvaging entity will seek to assert ownership under the law of finds. If the original owner or owners are known, then the salvor will be entitled to a salvage award under the law of salvage.

The first step in making claim is to establish control, or possession-in-fact, over the shipwreck. To do so, the salvor must actually reduce objects from the shipwreck to possession. Discovery of the shipwreck, or the mere intent to raise the shipwreck or to recover objects from it, does not establish control.

Under the maritime law of finds, where a vessel has been abandoned, the finder in possession becomes the owner of the vessel. Proof of abandonment includes two factors: (1) the intent of the original owners to abandon the ship and its cargo, and (2) the external act of abandonment, which may be either express or constructive.

United States courts may interpret liberally constructive abandonment in shipwreck cases where the ship has remained sunken for many years, particularly if no serious previous salvage efforts have been made.

An entity responsible for the salvage of a sunken vessel and its cargo may expect to defend its claim to title against the original owners or their successors-in-interest, against rival Salvors, and against governments asserting a historic interest in the shipwreck or cargo.

Potential claimants might include the insurers of the shipwreck as in the case of "Columbus America Discovery Group v. The Unidentified Wrecked and Abandoned Sailing Vessel" (Civil Action 87-0363N). Unless the insurers expressly disclaimed title after payment of a claim, and depending on the length of time the ship has remained sunken, the insurers might have a valid claim of title to recovered objects. The Courts in the Columbus America case held that the insurers were entitled to up to 10% of the recovered objects that they can demonstrate they provided coverage for.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

To the extent that the Company engages in shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, the Company must comply with applicable regulations and treaties. In addition, there is currently an initiative being considered in the United Nations Educational, Scientific & Cultural Organization ("UNESCO") known as the Convention on the Protection of Underwater Cultural Heritage. If adopted, it would restrict access to historical shipwrecks throughout the world to the extent that it would require compliance with guidelines set forth by the International Council of Monuments and Sites (ICOMOS). These guidelines require adherence to strict archeological practices, and the Company intends to follow these guidelines in all projects to which they are applicable. The article in the ICOMOS guideline, which may be problematic to the Company, is that requirement that items of cultural significance not be traded. The Company believes that the primary value of the cargoes it sells is trade goods (such as coins, bullion, and gems), and therefore the Company does not believe that these items constitute articles of cultural significance. Nevertheless, The Company believes that the proposed convention, if adopted, would increase regulation of shipwreck recovery operations and result in higher costs.

DEEP OCEAN SURVEY AND RECOVERY

The Company believes that a market niche exists for a company that can offer a comprehensive range of deep ocean search, survey, mapping and recovery services. With the equipment currently owned or leased by the Company, as described below, the Company can presently provide many of these services, or lease its equipment to others who are engaged in such services. In early 1998 The Company leased its vessel, the RV Seahawk, complete with underwater equipment, to a consortium searching for a sunken vessel in the Caribbean. The Company earned $192,000 for the 39 days work with a potential success bonus of $15,000,000.

RISK FACTORS RELATING TO BUSINESS OF THE COMPANY.

1. HISTORY OF OPERATING LOSSES. The Company has incurred substantial operating losses since its inception. During the fiscal year ended December 31, 1996, the Company had a net loss of $1,094,763 and had an accumulated deficit of $13,526,739. In the Company's financial statements for the year ended December 31, 1995, Giunta, Ferlita & Walsh, P.A., the Company's independent certified public accountants, included an opinion which expressed substantial doubt as to the Company's ability to continue as a going concern. A similar qualification is likely to be expressed in the 1996 and 1997 audit report. There can be no assurance that the Company will be able to continue in business, and if so that it will ever be able to achieve profitable operations. (See "FINANCIAL STATEMENTS" )

2.  NEED FOR ADDITIONAL FINANCING.   The Company needs additional financing in
order to finance the search for additional ship wrecks, the continued excavation of wreck sites and to pay the continuing overhead expenses of the Company. The Company currently has no clear source for any material revenues or financing. The Company's future revenues or financing will depend upon the sale of artifacts, the formation of new partnerships to pay for search and recovery, the leasing of equipment to others, or the exercise of outstanding warrants.

3. SPECULATIVE NATURE OF SHIPWRECK SEARCH AND RECOVERY. The search for possible shipwrecks and the recovery of objects therefrom, particularly in deep water, is an extremely speculative, high risk venture. Even though the Company's first two partnerships, Seahawk I, Ltd. and Seahawk II, Ltd., have each located shipwreck sites, there is no assurance that any objects located will be of any significant actual value. In addition, the retrieval and identification of such objects will be costly and time consuming. If a shipwreck is determined by the Company to be worthy of salvage, because of the costs and inherent risks of deep water salvage, there can be no assurance that sufficient additional funds or salvage contracts with others can be obtained for such salvage, or even if obtained, that such salvage will prove successful.

4. SEC INVESTIGATION. On July 30, 1992, the SEC issued an order directing the staff of the Division of Enforcement (the "Division") to conduct an examination pursuant to Section 8(e) of the Securities Act of 1933 (the "Act") to determine whether a stop order should be issued relating to a registration statement which the Company had filed during March 1992 and which had become effective by the passage of time on August 1, 1992. Under Section 8(d) of the Act, a stop order proceeding was instituted against the Company by order of the SEC dated January 12, 1993. A hearing was held before an SEC Administrative Law Judge during late January and early February 1993.

On May 26, 1993, the Administrative Law Judge issued his Initial Decision. The Judge concluded that the registration statement filed by the Company was materially false and misleading and that the Company failed to cooperate with
the examination conducted by the Division's staff.   A stop order was issued
suspending the effectiveness of the Company's registration statement.

The primary focus of the proceeding was the value of shipwreck artifacts owned by the Company and an affiliated partnership, Seahawk I, Ltd. The Judge found that the Company had overstated the value of the artifacts on its balance sheet and in other financial information provided in its registration statement. The Judge concluded that the total net realizable value of all the artifacts owned by the Company and Seahawk I was $1,356,361 of which amount $285,413 was attributed to the Company artifacts and $1,070,948 was attributed to the Seahawk I artifacts. As a result of this decision, the Company and Seahawk I, Ltd. restated its December 31, 1990 and 1991 financial statements.

The SEC authorized the staff of the Division to file a civil action against the Company and three former officers and directors of the Company seeking injunctive relief against the Company and injunctive and monetary relief against the former officers and directors. The SEC did not seek any financial penalties or other monetary relief against the Company.

The Complaint filed by the SEC alleged that the Company violated Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 promulgated thereunder. The SEC alleged that between April, 1989, and July, 1991, the Company and three former directors and officers disseminated to the public, in the form of television broadcasts, videotapes and press releases, false and misleading material information and failed to disclose certain material information concerning the Dry Tortugas shipwreck discovered and excavated by the Company. The SEC also alleged, as it did in the stop order proceeding, that the Company materially overstated the value of artifacts on its balance sheet and in other financial information provided in the registration statement of the Company and two amendments thereto filed in 1992 with the SEC and in certain periodic reports of the Company filed in 1992 with the SEC.

The Company and the staff have negotiated a settlement of the matter that has been approved by the SEC. The Company has agreed to consent to the entry of a final judgment of permanent injunction, without admitting or denying any of the allegations in the complaint to be filed by the SEC, enjoining the Company from violations of certain provisions of the federal securities law referenced in the preceding paragraph. In addition, the Company agreed that it will not employ the former officers and directors as officers and directors of the Company or any subsidiaries of the Company, use corporate funds to pay for or reimburse any costs incurred by them for the defense of any civil or administrative action instituted against them by the SEC, or redeem or purchase any stock they own until after the termination of any such action. Finally, the Company agreed to withdraw its pending appeal to the SEC of the Initial Decision issued in the stop order proceeding.

After their separation from the Company, the former officers and directors continued to defend the action brought against them personally by the SEC and the case was concluded in November 1997, when they were acquitted of any violations under the securities acts as charged.

In March 1998, the Company received a demand for indemnity from the former officers and directors, for payment of the expenses they incurred in defending the action. Their claim for a total of some $700,000 was made under Colorado corporate law. In the event that the Company resists or fails to resolve the claim, the former officers and directors have indicated their intention to proceed with a lawsuit. The company has taken advice on the merits of the claim and is of the opinion that the Consent Agreement the Company entered into with the SEC renders the claim invalid under the doctrine of supremacy of Federal law over State law. The Company has made this view clear to the former officers and directors and as yet, no lawsuit has been filed by them.

5. DIFFICULTY IN OBTAINING FINANCING FOR SEARCH AND SALVAGE. The Company's survival and potential for profitability depends on the projects in which it is engaged being properly financed. There is no assurance that the Company or a partnership set up for the purpose, as the case may be, will be able to successfully raise such funds. Once a shipwreck is found, additional financing will generally be necessary to finance the salvage activities. There can be no assurance that the Company, or the Partnership, as the case may be, will be able to successfully raise additional funds at an acceptable cost, if at all.

6. SUCCESS DEPENDENT ON MANAGEMENT. Success of the Company depends on the active participation of John T. Lawrence and John P. Balch. The Company has no "key-man" life insurance on, or employment agreement with, either of these persons. The loss of the services of either Mr. Lawrence or Mr. Balch would adversely affect the Company's business and its likelihood of continuing operations.

7. NATURAL HAZARDS. Underwater salvage and recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions and other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than during others. There can be no assurances that the Company and or entities it is affiliated with will be able to conduct their search and or recovery operations only during such favorable periods. In addition, even though sea conditions in the search location are somewhat predictable, the possibility exists that unexpected conditions in the search area may occur and that such unexpected conditions might adversely affect the Company's operations. Further, it is possible that natural hazards may prevent or significantly delay search and or recovery operations and therefore any distributions.

8. TITLE TO OBJECTS LOCATED. Persons and entities other than the Company (both private and governmental) may claim title to shipwrecks or objects located by the Company. Even if the Company is successful in locating and salvaging one or more shipwrecks, there is no assurance that the Company will be able to establish its right to property recovered as against governmental entities claiming an interest therein, prior owners, insurance claims or other attempted salvors.

9. UNCERTAIN MARKET FOR AND VALUE OF RECOVERED OBJECTS. Even if valuable items can be located and salvaged by the Company, it is difficult to predict the price that might be realized for these items. The value of many recovered items will fluctuate with a precious metals market which has been highly volatile in recent years. Additionally, sale for historical or numismatic value may require the assistance of experts, which assistance might not be readily available and could be prohibitively expensive. Moreover, the entrance on the market of a large supply of antique items from shipwrecks located and salvaged by the Company or others could itself depress the market for these items.

10. DELAY IN DISTRIBUTION OR SALE OF RECOVERED ITEMS. The methods and channels to be used in the disposition of the salvaged items are uncertain at present. Ready access to buyers for disposition of any artifacts or other valuable salvaged items recovered by the Company, cannot be assured and delays in the disposition of such salvaged items are very possible. In fact, the Company may decide to not sell all or a portion of the salvaged items for a certain period of time in an attempt to enhance their value. The storage and security of salvaged items pending sale will most likely be expensive.

11. COMPETITION. There are currently a number of entities competing in the business segments the Company is engaged in, and other companies are likely to enter these areas of business in the future. In such cases, the competitors may have greater financial resources than those of the Company.

12.  OUTSTANDING WARRANTS.    The Company presently has outstanding 9,308,025
Common Stock Purchase Warrants that may be exercised at prices per share ranging from $0.13 to $5.00. The Company does not have enough authorized and unissued Common Stock to issue to the Warrant Holders if they all exercise their warrants. Consequently it is inevitable that the Company will take steps to increase its authorized Common Stock as soon as it is able to fund the necessary Shareholders' Meeting. The exercise of such Warrants could have an adverse effect on the market price for the Company's Common Stock.

13. DIVIDENDS. No dividend has been paid on the Common Stock since inception and none is contemplated at any time in the foreseeable future.

14. PREFERRED STOCK. The Company is authorized to issue 60,000,000 shares of Preferred Stock, no par value. The Preferred Stock may be issued in series from time to time with such designation, rights, preference and limitations as the Board of Directors of the Company may determine by resolution. The potential exists, therefore, that preferred stock might be issued which would grant dividends preferences and liquidation preferences to preferred shareholders over common shareholders. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without shareholder approval. The issuance of Preferred Stock may have the effect of changing the control of the Company without any further action by shareholders.

15. PUBLIC MARKET FOR COMPANY'S COMMON STOCK. Although there presently exists a limited market for the Company's Common Stock, there can be no assurance that such a market can be sustained. The investment community could show little or no interest in the Company in future. As a result, purchasers of the Company's securities may have difficulty in selling such securities should they desire to.

16. CONFLICTS OF INTEREST. The Company has formed in the past, and may in the future, form partnerships to pay for the search and recovery of shipwrecks where the Company serves as the general partner of the partnership. Potential conflicts of interest may exist between the Company and the partnerships.

EQUIPMENT

Following are descriptions of the vessels M/V Seahawk Retriever which was owned and operated by the Company from 1990 to March 1996, and R/V Seahawk which has been operated by the Company since 1989, and the other primary equipment that is operated by the Company and normally available for search, survey and recovery operations. As a result of the arrest of the Retriever, described below, that vessel and its ROV, Merlin, were out of commission between June, 1992 and April, 1994. The Merlin was sold in April, 1994 and the Retriever was sold in March 1996.

SUPPLY VESSEL M/V SEAHAWK RETRIEVER

The Seahawk Retriever is a 210 foot, 489 gross ton, tug/supply vessel built in 1974 for the offshore oil industry. Drawing a full load draft of 17 feet and having a breadth of 40 feet, the vessel has an open deck working area of 111 feet by 34 feet (3,800 square feet).

The ship is powered by two 18-cylinder ALCO engines, generating up to 7,200 shaft horsepower through reduction gearing and a controllable pitch propeller. The ship is also fitted with a 380 horsepower bow thruster to assist with maneuvering.

Electrical power is provided by two 200 kilowatt generators providing the ship with all her electrical needs. Power to the ROV spread will be provided by an independent 100 kilowatt generator mounted on deck.

The vessel currently has berthing and stores space for a crew of 24 in a totally climate controlled environment.

During February, 1990, the Company entered into a ship's charter with Valley Marine, Inc. (the "Charter") for the use of the Seahawk Retriever for a twelve month period.

Simultaneously with the execution of the Charter, the Company also entered into a stock option agreement with Valley Marine, Inc. and its shareholder, Valley Resources, Ltd. ("VRL"), pursuant to which the Company granted to VRL the option to exchange all of the outstanding shares of Valley Marine, Inc. for restricted shares of the Company. The exact number of shares to be issued was based on the total cash spent by Valley Marine purchasing and equipping the vessel Seahawk Retriever. Since this amount was $1,510,000, the Company agreed to issue 600,000 shares to VRL if the option was exercised. On February 4, 1991, VRL exercised its option to exchange its stock in Valley Marine for stock in the Company. Therefore, Valley Marine was acquired as a wholly owned subsidiary of the Company, after which it was merged into R/V Seahawk. R/V Seahawk was then merged into the Company.

On June 11, 1992, Commercial Union Capital Limited, London, England ("Commercial Union") filed a complaint against the Company and the Seahawk Retriever in United States District Court, Tampa, Florida, alleging that rentals on the Merlin remote operating vehicle (See "Merlin" below) had not been paid and alleging that $1,647,139 was due and owing along with additional interest costs and attorney fees. The court permitted the arrest of the Seahawk Retriever on June 11, 1992. The Company contended that the arrest was improper mainly because Commercial Union was not entitled to a maritime lien on the vessel and on December 23, 1992, a magistrate judge recommended the arrest be quashed and the vessel released. However, on May 21, 1993, a district court judge concluded that the magistrate judge's recommendation should not be adopted. This matter was settled during April, 1994. (See Item
3.  LEGAL PROCEEDINGS, below.)

During August 1994, the Company entered into a Vessel Bareboat Charter and Purchase Agreement with International Diving and Consulting Services, Inc. ("International Diving"), a Lafayette, LA based underwater services company.

On November 23, 1994, International Diving filed a voluntary petition in the United States Bankruptcy Court under Chapter 11 of the Bankruptcy Code. Due to this Chapter 11 filing, International Diving was not able to make the lease payments.

On March 7, 1995, the U.S. Bankruptcy Court Western District of Louisiana, Lafayette Opelousas Division ordered International Diving to make the outstanding lease payments and all future payments under the Agreement as they come due.

The same Bankruptcy Court ordered International Diving to make payments of $45,568 on July 11, 1995, and to make payments of $53,179 on August 8, August 24 and September 5, 1995. The payment due on July 11, 1995, was made and $45,000 was received on August 8, 1995. No further payments were received from International Diving.

On August 22, 1995, the Bankruptcy Court ordered that because International Diving had failed to pay the sums required by the order of July 25, 1995, they should immediately surrender the Retriever to the Company. The vessel was repossessed by the Company on September 12, 1995.

In March 1996, and amended in April 1996, the company filed a claim against International Diving in the Bankruptcy Court in the sum of $1,486,374 for damages and other moneys due under the Agreement. Similar claims were filed against one of the guarantors under the Agreement. It is the Company's policy not to record any claims in its financial statements until any proceeds are received. (See Item 3 LEGAL PROCEEDINGS, below.)

During the period December 8, 1995 to March 31, 1996 the Company chartered the Retriever to American Oilfield Divers, Inc. of Lafayette, Louisiana ("AOD"). The main terms of the charter were that AOD would pay a day rate of $2,050 per day when the vessel was working and pay any dockage costs when it was not. During the period AOD incurred $47,250 of charter fees. On April 4, 1996, AOD purchased the Retriever for $1,438,750 on an as-is-where-is basis via a wholly owned subsidiary S&H Diving L.L.C. The purchase agreement provided for a sum of $100,000 to be held in escrow for six months to pay for any bona fide lien claims encumbering the vessel which accrued prior to March 31, 1996. In the event, S & H Diving paid $90,000 to the Company in June 1995, having deducted $10,000 for early payment. The sale resulted in a loss of $216,340 which was provided as a write down in the December 31, 1995, financial statements.

RESEARCH VESSEL SEAHAWK. The Vessel Seahawk (the "Seahawk") is an 83 foot vessel owned by Seahawk, Inc., a 100% subsidiary of the Company. Until it was sold to the Company Seahawk, Inc. was an affiliate of the Company. (See "TRANSACTIONS WITH MANAGEMENT AND OTHERS.") The Seahawk was built in 1977 and extensively renovated in 1982. Its former owner, the University of North Carolina, used the Seahawk for oceanographic research projects.The Seahawk has accommodations for 11 persons for periods of up to 30 continuous days at sea. The Seahawk is equipped with midrange diving equipment (including a decompression chamber) and a full array of navigational and positioning equipment.

In March 1989, the Company entered into a ship's charter with Seahawk, Inc. (the "Charter) for the use of the Seahawk for a twenty-four month period which expired in March 1991. The Charter provided that Seahawk, Inc. was to provide the Company with the use of the Seahawk and all equipment contained on board for a charter fee of $6,000 per month. The Company was responsible for providing the entire crew, fuel and all provisions and consumables as well as providing for the day-to-day maintenance of the ship and on-board equipment. The Company was also required to obtain protection and indemnity insurance with a minimum valuation of $1,000,000, and hull insurance with a minimum valuation of $900,000. The Charter was extended on a month-to-month basis on the same terms from March 1991 until October 1, 1992. Commencing May 1, 1993, the Charter was recommenced on the same terms.

During November 1995, the Company acquired 100% of the outstanding common stock of Seahawk, Inc. in a transaction where the Company issued 2,400,000 shares of its Common Stock to the shareholders of Seahawk, Inc. On March 31, 1996, Seahawk Inc. was merged into the Company.

ROV'S. The Company currently owns five Phantom ROV's: (1) Phantom H2D2, (2) Phantom Hybrid, (3) Phantom 500, (4) Super Phantom, and (5) Phantom HD. These remotely controlled underwater vehicles provide a cost effective method of inspecting wrecks and bottom structure down to 1500 feet. Designed by Deep Ocean Engineering, the Phantoms are capable of transmitting real time video of the bottom directly back to the ship. The ROV design consists of syntactic foam molded to anodized aluminum tubes. An assortment of machined parts, electronics and motors are then added to complete the subsea package. The vehicle is then fitted into a stainless steel crash frame. Several connectors are attached to an umbilical that leads up to the surface controller.

ROV LEASING ACTIVITIES. The Company from time to time leases some or all of its equipment to outside contracts.

COMPETITION

There are several companies operating on a world wide basis who may have the technological capability necessary to compete with Seahawk. In the event these companies decided to enter the shipwreck business, they may have greater experience, technology and financial resources. In addition, there are a number of investor groups, or other entities, which have been formed for the purpose of searching for shipwrecks. As different technologies which can be utilized in the search and recovery of shipwrecks are developed or improved the likelihood of competitors may increase.

EMPLOYEES

The Company has 3 employees, John Lawrence and John Balch, executive officers of the Company, and an administrative person.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company and its subsidiaries maintain their offices at 5102 South Westshore Boulevard, Tampa, Florida. The space is leased from a nonaffiliated partnership pursuant to a lease that expired March 1, 1996. The lease is currently running on a month-to-month basis while an extension is being negotiated. Pursuant to the expired lease, the Company leases the first floor (approximately 5,200 square feet) for $5,500 per month, and the second floor (approximately 5,000 square feet) for $1,000 per month. The leased space provides the Company with corporate offices and a conservation laboratory.

ITEM 3.  LEGAL PROCEEDINGS.

There are no current legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party except the following:

CLAIM AGAINST INTERNATIONAL DIVING AND CONSULTING SERVICES, INC.

During August 1994, the Company entered into a vessel Bareboat Charter and Purchase Agreement with International Diving and Consulting Service, Inc. ("International Diving"), a Lafayette, Louisiana based underwater services company. Pursuant to this agreement, International Diving agreed to charter the Seahawk Retriever for the five year period commencing September 1, 1994, and to purchase the vessel at the end of the five year period for $1,350,000 plus interest at a rate equal to 3% per annum over the Citibank New York prime rate, less credits as explained in the next paragraph.

The Agreement further provided that International Diving would market the vessel at a minimum day rate of $5,000, except that all lump sums or turnkey projects would have a $6,000 minimum daily rate. International Diving further guaranteed one hundred eighty (180) days utilization of the vessel at a rate of $5,000, or an annual total of $900,000. The greater of the guaranteed revenues or the actual revenues, after deduction for certain operating costs, was to be shared between the Company and International Diving as follows:
(i) 35% to the Company as charter hire for the vessel; (ii) 30% to International Diving for operating costs and profit; and (iii) 35% to the Company which was to be applied toward the purchase price of the vessel. Payments were due quarterly within 10 days after the end of each quarter. In the event International Diving failed to purchase the vessel at the end of the five year term, the vessel was to be returned to the Company and the 35% payments which were credited toward the purchase price were to be retained by the Company as liquidated damages. International Diving's performance under this agreement was also personally guaranteed by its two principals.

On November 23, 1994, International Diving filed a voluntary petition in the United States Bankruptcy Court under Chapter 11 of the Bankruptcy Code. Due to this Chapter 11 filing, International Diving was not able to make the lease payment in the amount of approximately $100,000 which was due to the Company on December 10, 1994.

On March 7, 1995, the U.S. Bankruptcy Court Western District of Louisiana, Lafayette, Opelousas Division, ordered International Diving to pay (a) $130,836 on or before March 17, 1995; (b) $56,935 on or before April 7, 1995;
(c) $56,935 on or before May 7, 1995; and (d) all future payments under the Agreement as they came due, and ordered that the Agreement be amended to grant International Diving the option to purchase the Retriever for the sum of $1,450,000 payable in cash on or before June 1, 1995. International Diving declined the option to purchase the Retriever and made the payments under (a),
(b), and (c) above.

International Diving was unable to make the payment of $136,703.50 due on June 10, 1995 and on July 11, 1995 (as modified on July 25, 1995), the same Bankruptcy Court ordered International Diving to make payments of $45,568 on July 11, 1995, and to make payments of $53,179 on August 8, August 24 and September 5, 1995. The payment due on July 11, 1995, was made and $45,000 was received on August 8, 1995. No further payments have been received from International Diving. On August 22, 1995, the Bankruptcy Court ordered that because International Diving had failed to pay the sums required by the order of July 25, 1995, they should immediately surrender the Retriever to the Company. The vessel was repossessed by the Company on September 12, 1995.

On June 5, 1996, the Company filed a claim and a motion for payment in the Bankruptcy Court against International Diving and against one of the principals of International Diving as guarantor for the company in the sum of $1,486,374 for damages and other amounts payable by International Diving under the Agreement. The claim reflected credit for sums received as a result of the sale of the vessel to a third party following the breach by the debtor. Management consider it unlikely that the Company will recover any of the sum claimed and in accordance with Company policy, the claim has not been recorded in the financial statements, and will not be unless and until any proceeds are received.

The following litigation has been settled in the past two years: (1) a lawsuit filed by Commercial Union Capital Limited. (2) a lawsuit filed by Gregory P. Stemm.

COMMERCIAL UNION LAWSUIT.

On June 11, 1992 Commercial Union Capital Limited ("Commercial Union"), the company from which the Company leased its large ROV "Merlin", filed a lawsuit in the United States District Court for the Middle District of Florida, Tampa Division in Admiralty against R.V. Seahawk, Inc. In Personam, Seahawk Deep Ocean Technology, Inc. In Personam and the "Seahawk Retriever" In Rem.

In its complaint Commercial Union alleged that the Company had committed a breach or default under its Lease Purchase Contract with Commercial Union since the Company failed to make its payment due July 2, 1991, and failed to make all payments due thereafter. Commercial Union further alleged that it had elected to treat the breach by the Company as a termination of the Lease Purchase Contract, entitling Commercial Union to recover the loss value as defined in the Lease Purchase Contract as of June 9, 1992 of $1,173,370.89. Commercial Union alleged that it was also entitled to receive the amount of the Company's arrears equal to $447,208.19 plus interest on the arrears from June 20, 1991 through June 9, 1992 of $26,560.11, and legal fees and costs estimated at $156,113.20. Therefore, Commercial Union was seeking a judgment against the Company in the amount of $1,647,139.19 as of June 9, 1992 plus (a) interest accruing at the rate of $386.02 per day and (b) attorney fees and costs estimated at $156,113.20.

Commercial Union, in its complaint, also sought a maritime lien against the Seahawk Retriever, her engines, tackle, equipment and appurtenances and asked that the ship be sold and the proceeds be paid towards the amount of any judgment.

On June 18, 1992 the Company responded by filing a Motion to Quash the Arrest Warrant and to dismiss the In Rem complaint. The motion was recommended by the Magistrate Judge on December 23, 1992, but on May 21, 1993, a District Court Judge concluded that the Magistrate Judge's recommendation should not be adopted and the Seahawk Retriever was arrested. On August 6, 1993, the Magistrate Judge gave a Report and Recommendation concerning Commercial Union's Emergency Motion for an Interlocutory Sale of the M/V Seahawk Retriever in which it was recommended that the vessel be sold at Interlocutory Sale with a minimum bid of $1,000,000. On October 18, 1993, the United States District Court Middle District of Florida Tampa Division made an Order for an Interlocutory Sale of the M/V Seahawk Retriever to take place, without a minimum bid, on November 9, 1993. The Order, however, contained certain publication requirements that could not be met until some time in late January, 1994. Accordingly, the Company requested further clarification from the Court and the sale date was delayed to February 10, 1994.

On February 9, 1994, and as amended on April 1, 1994, the Company and Commercial Union Capital Limited entered into a joint stipulation agreement to delay sale of the Seahawk Retriever. The settlement provided for the Company to pay Commercial Union $500,000 in cash and sign a $1,000,000 note payable one year from closing secured by a first preferred ship mortgage on the Seahawk Retriever, her engines, tackle, equipment and apparel. The note was non-interest bearing through its due date, April 15, 1995. In March 1995, Commercial Union agreed to extend the expiration date of the note to June 1, 1995, pursuant to a March 7, 1995, Agreement wherein International Diving and Consulting Services, Inc., which was operating the Seahawk Retriever under a charter agreement, was granted the option to purchase the vessel for the sum of $1,450,000 payable in cash on or before June 1, 1995. International Diving did not exercise this option and continued the five year charter under its original terms. The Company and Commercial Union then reached an agreement that the mortgage would be extended for two years until June 2, 1997. Under the terms of the agreement, the new principal balance was $1,025,000 to be paid in eight quarterly installments, with interest charged at 5% per annum over the Citibank New York prime rate in effect on June 2, 1995, and adjusted thereafter biannually on the first day of December and June each year. The first seven quarterly installment were to comprise the interest accrued and due on the date of the installment plus $50,000 of the principal. The eighth and final installment was to comprise all the remaining amount due under the note. The company did not pay the first three installments. On March 31, 1996 the Company sold the Seahawk Retriever and settled the amount due to Commercial Union at that date, being $1,168,000, for $900,000. A benefit on settlement of ships mortgage of $221,828 and a loss of $216,340 on the sale of the vessel (shown as a provision for write down of the Retriever) were recorded in the December 31, 1995, financial statements.

LAWSUIT FILED BY GREGORY P. STEMM.

During February 1994, the Company agreed with Carl Anderson, a principal shareholder, to convert two notes (the "Notes") one for $44,448.78 and the other for $80,936.78, which, together with accrued interest thereon, totaled $141,803 into 567,212 shares of Common Stock in the Company. The Notes were payable to Gregory P. Stemm, a former officer and director of the Company, who had sold them to Anderson on the basis that they would be returned to him or paid for on their due date which was December 31, 1994. Anderson did not pay Stemm nor did he return the Notes to him. Consequently, on April 27, 1995, Stemm filed a lawsuit against the Company alleging that (a) the Company must pay him the principal and interest due on the Notes plus attorneys' fees and such other relief as the Court saw just and proper, and (b) Stemm was entitled to immediate possession of the Notes, and (c) the Company and Anderson conspired to deprive Stemm of his right to payment on the Notes and as a result Stemm was entitled to damages due to the loss of value of the Notes plus interest, costs and attorneys' fees.

The Company defended the action on the basis that it was verbally informed by both Anderson and Stemm that the Notes had been transferred to Anderson, and that the Company relied on their representations and converted the Notes in good faith. However, on the advice of counsel, the Company has agreed to settle with Stemm. The Company has issued Stemm 360,000 shares of its Common Stock and a two year note for $90,000 secured on the RV Seahawk or some other Company assets to be agreed, in consideration for Mr. Stemm dismissing the lawsuit. As part of the settlement of this matter, Carl Anderson agreed to pay the Company $.25 per share for the 567,212 shares which he was issued during February 1994.

THREATENED LAWSUIT BY FORMER OFFICERS AND DIRECTORS

In March, 1998, the Company received a demand for indemnity from Greg Stemm, John Morris and Dan Bagley, all former directors and officers of the Company, for payment of the sum of expenses they incurred in defending an action brought against them by the Securities and Exchange Commission. The indemnification claim was made under Colorado corporate law. The Company has received itemization of the purported legal fees and costs incurred in the defense of the former directors and officers in the amount of approximately $700,000. In the event that the Company resists or fails to resolve the claim for indemnity, the former directors and officers have indicated their intention to proceed with a lawsuit.

The Company's directors are investigating merits of the claim including the fact that the Company formerly agreed with the Securities and Exchange Commission that it would not pay the legal expenses of the former officers and directors in their defense of the action in question.

The Company is of the opinion that the agreement with the Securities and Exchange Commission takes priority over state law and the Company will vigorously resist the demand for indemnity if the former officers and directors proceed with a lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 1996.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) PRINCIPAL MARKET OR MARKETS. The Company's common stock is traded on the over-the-counter market. The following table sets forth the range for high and low bid quotations for the Company's securities as reported by NASDAQ. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions. The Company's common stock has been traded on the NASDAQ system under the symbol "SDOT" since January 24, 1990, but on February 10, 1994, was delisted from the NASDAQ Small Caps Stock Exchange for noncompliance with the rule that requires companies with net equity lower than $2,000,000 to maintain a minimum bid stock price of $1.00. The stock is currently quoted on the OTC Bulletin Board.

                                                   Bid
     Quarter Ended                     High                    Low

     March 31, 1994                   $0.56250               $0.50000
     June 30, 1994                    $0.34380               $0.25000
     September 30, 1994               $0.42190               $0.34380
     December 31, 1994                $0.37500               $0.15625

     March 31, 1995                   $0.35938               $0.34375
     June 30, 1995                    $0.40625               $0.31250
     September 30, 1995               $0.40625               $0.37500
     December 31, 1995                $0.34375               $0.25000

     March 31, 1996                   $0.15625               $0.12500
     June 30, 1996                    $0.12500               $0.10938
     September 30, 1996               $0.12500               $0.12500
     December 31, 1996                $0.18750               $0.14063

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of beneficial holders of the Company's no par value Common Stock at December 31, 1996, was approximately 8,000.

     (c) DIVIDENDS. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid any dividends on its Common Stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

The Company was formed on September 17, 1986 for the purpose of creating a corporate vehicle to seek and acquire a business opportunity. The Company completed a public offering during October, 1988 and received net proceeds of approximately $490,000. On March 13, 1989 the Company acquired 100% of the outstanding stock of R/V Seahawk, Inc. ("R/V Seahawk") in exchange for 100,000,000 shares of the Company's Common Stock. The Company had no significant operations prior to the March, 1989, acquisition of R/V Seahawk. On March 2, 1992, R/V Seahawk was merged into the Company.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

The net loss for the year ending December 31, 1996 was $1,200,846 compared to a loss of $1,398,981 for the year ending December 31, 1995, a decrease in losses of about 14%.

The drop in revenues to $69,386 in 1996 from $607,344 in 1995 resulted from a decrease in revenue producing partnership operations to $930 in 1996 from $145,690 in 1995, a decrease in revenue from others to $49,093 in 1996 from $454,020 in 1995 and an improvement in sales of artifacts to $19,363 from $7,634. Revenue from affiliated partnerships was negligible in 1996 due to the absence of project finance in the affiliates. The $404,927 decrease in revenue from others (to $49,093 in 1996 from $454,020 in 1995) was due to the loss of charter revenue from the lease of the vessel M/V Seahawk Retriever which was sold in April 1996.

Operating expenses were reduced to $714,140 in 1996 from $820,715 in 1995, a 13% reduction due largely to the curtailment of offshore activity. There was an decrease in expense associated with vessel operations to $278,433 in 1996 from $401,594 in 1995. This resulted primarily from decreases in the costs of personnel (to $106,686 from $201.011), subcontracted services (to $50 from $72,335), and repairs and maintenance (to $23,208 from $34,909). The costs of personnel and subcontract services were down due to the reduced crewing requirements. These reductions were offset by the Company's share of the South American project costs amounting to $101,258. Such costs were incurred by the Company for the first time in 1996.

There were no rental charges for the vessel R/V Seahawk in 1996 because it was purchased by the Company in November 1995. Rental charges of $60,000 were incurred in the previous 10 months of 1995. A one-off cost of $33,177 was incurred in 1996 as a result of an abortive sale and lease back arrangement on the vessel. Depreciation expense included a full years depreciation of the R/V Seahawk but decreased to $179,867 in 1996 from $226,673 in 1995 mostly due to the sale in early 1996 of the M/V Seahawk Retriever.

A $344,305 decrease in general and administrative expense to $458,049 in 1996 from $802,354 in 1995, resulted primarily from the decrease in the provision for bad debt expense (to $2,730 from $196,313) and decreased legal expenses (to $12,140 in 1996 from $101,156 in 1995). The exceptional bad debt provision in 1995 was for the debt due from a charterer of the Seahawk Retriever that filed for bankruptcy before paying its debt. Legal expenses in 1995 were incurred as a result of the bankruptcy and in respect of filing a permit to search for shipwrecks in the Azores.

Interest expense was down by $167,581 due to the repayment of the Ships Mortgage on the Seahawk Retriever in early 1996. A decrease in losses resulting from partnership operations to $44,356 in 1996 from $126,002 in 1995, was primarily due to smaller losses incurred by Eagle Partners, Ltd. in 1996 because of less costly operations in searching for the shipwreck code named "Golden Eagle". There was also a gain on disposal of assets of $3,350 in 1996 compared to a loss on disposal of $10,191 in 1995. The Seahawk Retriever was sold in April 1996 and a provision of $216,340 on the loss on the sale and a benefit on settlement of ships mortgage, of $221,828 were recorded in the year ended December 31,1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

The net loss for the year ending December 31, 1995 was $1,398,981 compared to a loss of $1,451,232 for the year ending December 31, 1994, a decrease in losses of about 4%.

The increase in revenues to $607,344 in 1995 from $182,227 in 1994 resulted from an increase in revenue producing partnership operations to $145,690 in 1995 from $50,285 in 1994, and an increase in revenue from others to $454,020 in 1995 from $131,942 during 1994. Revenue from affiliated partnerships was mainly the result of billings for marine survey services during the third and fourth quarters of 1995. There was a $322,078 increase in revenue from others (to $454,020 in 1995 from $131,942 in 1994). This increase was largely due to the revenue on the lease of the vessel "M/V Seahawk Retriever" pursuant to Bareboat Charter Agreements between the Company and unrelated parties which produced revenue throughout 1995. Charter revenue was earned only during the later part of 1994. A provision for bad debt in the amount of $196,313 was taken against such revenues during 1995 due to the bankruptcy of International Diving and Consulting Services, Inc. and because a portion of the receivable from an affiliate is not yet funded. The sale of the M/V Seahawk Retriever in April 1996 will decrease charter revenues during 1996.

Operating expenses remained nearly the same at $820,715 in 1995 compared to $836,580 in 1994. There was an increase in expense associated with vessel operations to $401,594 in 1995 from $319,346 in 1994. This resulted primarily from increases in the costs of personnel (to $201,011 from $178,567), subcontracted services (to $72,335 from $419), and repairs and maintenance (to $34,909 from $22,025), with a decrease in dockage (to $7,900 from $22,527), travel (to $9,943 from $13,996) and vessel insurance (to $43,697 from $46,863). Costs of personnel and subcontract services were up due to the crewing requirements for survey work performed with the R/V Seahawk while the repair and maintenance costs were primarily incurred to ready the M/V Seahawk Retriever for charter. Decreases in dockage and insurance expenses were the result of these being born by the charter parties periodically during 1995.

The rental of the vessel R/V Seahawk decreased to $60,000 in 1995 from $72,000 in 1994 as the vessel was rented for only 10 months in 1995 while it had been rented for a full year in 1994. The R/V Seahawk was purchased by the Company in November 1995 so the rental payments for that vessel will not be incurred in 1996. Depreciation expense decreased to $226,673 in 1995 from $324,515 in 1994 mostly due to the sale in 1994 of the ROV Merlin and the expiration of the useful life of some computer related equipment.

A $286,113 increase in administrative expense to $802,354 in 1995 from $516,241 in 1994, resulted primarily from the increase in the provision for bad debt expense (to $196,313 from $6,199), increased legal expenses (to $101,156 in 1995 from $78,780 in 1994) and higher travel and transportation expenses (to $65,976 from $48,189 in 1995). General legal expense was $23,616 lower in 1995 than during 1994, however this reduction was offset by $45,992 in legal costs that were incurred during 1995 associated with seeking permits to work in the Azores. The Company did not have such costs in 1994. The increase in travel costs were primarily the result of travel relating to the Azores project and chartering the Seahawk Retriever out of Louisiana in 1995.

Interest expense was up by $62,777 due to an increase in the costs of notes payable issued during 1994 being born for a full year during 1995. Interest expense also continued to accrue to Commercial Union on the preferred ships mortgage held on the Seahawk Retriever. An increase in losses resulting from partnership operations to $126,002 in 1995 from $60,763 in 1994, was primarily due to losses incurred in Eagle Partners, Ltd. which resumed search operations for the shipwreck code named "Golden Eagle". There was also a reduction of loss due to disposal of assets to $10,191 in 1995 from $45,181 in 1994 as fewer assets were disposed of during 1995. The Seahawk Retriever was sold in April 1996 and a provision of $216,340 on the loss on the sale and a benefit on settlement of ships mortgage, of $221,828 were recorded in the year ended December 31,1995.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1996, the Company's working capital deficit decreased by $352,867 to a negative $(1,615,904). At December 31, 1995 the Company had a working capital deficit of $(1,968,771).

The deficit improved despite a net operating loss before depreciation during the period of $922,936, mainly because current debt was reduced in the period by cash generated from the sale of the Seahawk Retriever and by conversion of debt into equity.

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

The Company's main source of revenue, sales to affiliated project entities such as Limited Partnerships, depends on those partnerships being properly funded. The existing Limited Partnerships, Seahawk II, Ltd., and Eagle Partners, Ltd., are out of cash.

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

During 1995, Eagle Partners Limited raised funds to continue its search for the Golden Eagle using the Company's services. On July 18, 1995 the Company announced that Eagle Partners Limited had entered into a limited partnership agreement with Sea Miners, Inc. a Baltimore, MD company, to resume the search for this shipwreck. The name of the new limited partnership is Eagle Miners Limited. The joint venture incorporates research by both parties concerning the Golden Eagle and a pooling of resources to continue the search operations. Under the agreement, the Company will continue to be the offshore contractor to Eagle Miners Limited for all marine operations. The Company earned no revenues during 1996 from this Joint Venture but expects to earn revenue during 1997 if Eagle Miners Limited can raise sufficient funding.

The Company is currently seeking to assist Eagle Miners limited in raising sufficient funding to complete the Golden Eagle project. If properly funded, the project will generate cash flow for the Company. Substantial cash would be produced for the Company if the Golden Eagle is located and its cargo is recovered and disposed of profitably.

The Company is reviewing other potential shipwreck projects and it is anticipated that if the Company were to proceed with any of these projects, it would help to form limited partnerships or similar entities for the purpose of funding the projects. There is no assurance that any of the partnerships would be successful in raising the necessary amount of funding.

During 1995 the Company generated over $50,000 selling its services to non-shipwreck related customers and some $400,000 through the chartering of its recovery vessel, the Seahawk Retriever. The charter agreement was with International Diving and Consulting Services and was to produce an annual revenue of $900,000 for five years. However, on November 23, 1994, International Diving filed a voluntary petition in the United States Bankruptcy Court under Chapter 11 of the Bankruptcy Code. Due to this Chapter 11 filing, International Diving was not able to make the lease payment in the amount of approximately $100,000 due to the Company on December 10, 1994.

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

International Diving was unable to make the payment of $136,703.50 due on June 10, 1995 and on July 11, 1995 (as modified on July 25, 1995) the same U.S. Bankruptcy Court ordered International Diving to make payments of $45,568.00 on July 11 and July 25th 1995, and to make payments of $53,179 on August 8th, August 24th, and September 5th, 1995. The payments due on July 11, 1995 and July 25, 1995 were made. No further payments were made by International Diving and on September 12, 1995, the vessel M/V Seahawk Retriever was repossessed by the Company. An account receivable from International Diving of $173,620 owing at December 31, 1995 was provided for as bad debt by the

Company due to the possibility that International Diving may be forced into a Chapter 7 Bankruptcy Liquidation. The Company is, however, pursuing International Diving for the outstanding payments through the same Court.

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

After settlement of the mortgage on the vessel and various selling fees, the sale of the Retriever generated approximately $440,000 cash in the second quarter of 1996. The sale of the Retriever means that no other revenue will be produced for the Company from that asset in the future.

In November 1995 the Company acquired all the outstanding common stock of Seahawk, Inc. a company that owns the RV Seahawk, the ship that the Company uses for survey work. Prior to the acquisition the Company had chartered the vessel at a cost of $6,000 per month, almost continually since March 1989. The acquisition will reduced rental costs in 1996 and in the future.

In October 1993 the Company signed a marketing agreement with Buckeye Communications, Inc. The agreement set out the terms under which the Company's artifacts, products derived from the artifacts and products derived from the company's archive material would be marketed by Buckeye on a worldwide exclusive basis. Any sales resulting from this marketing effort would have resulted in royalty payments to the Company. Similar agreements were signed between Buckeye and Seahawk I., Ltd., Seahawk, II, Ltd. and Eagle partners Ltd. The agreements required a minimum revenue to the Company and its Affiliates of $350,000 in the first two years in order for the agreements to continue in force. The development of products under the marketing agreement earned little revenue and the agreement expired in October 1995. On October 1993 Buckeye also agreed to provide Seahawk I, Ltd. with a loan of $250,000 at 10% per annum interest for two years. The loan was secured by certain of the pearls owned by Seahawk I, Ltd. and guaranteed by the Company. Under the terms of the note, interest was payable quarterly, but none of the interest due was paid. On December 1, 1994, an agreement was reached between the Company, Seahawk I, Ltd., and Buckeye under which the Company assumed the Buckeye loan and interest due in return for a note from Seahawk I, Ltd. The principal of the loan was converted into 1,000,000 shares of common stock in the Company and 200,000 shares of convertible redeemable preferred stock in the Company. The outstanding interest of $54,156 was scheduled to be repaid at the rate of $5,000 per month.

In November 1996, the Company signed an agreement with the Collier County Museum, Naples Florida, to exhibit certain of the artifacts recovered from the Seahawk I site. Under the agreement the Company provides the artifacts and display materials for 6 months in return for a $20,000 fee. The exhibit opened in February 1997 and attracted record numbers of visitors to the museum.

In October 1997, the Company signed an agreement with Michael's International Treasure Jewelry, Inc., Key West Florida, to exhibit certain artifacts for a minimum period of 12 months, at a rental of $57,500 per quarter in advance. The artifacts included the entire inventory of Seahawk I, Ltd. The agreement also provided for Michael's to have an option to purchase the artifacts for

$2,500,000 ($750,000 cash and $1,750,000 in common stock of Vanderbilt Square, Inc., a publicly quoted affiliate of Michael's) at any time during the term of the lease. Any revenue from the agreement was to be divided between the Company and Seahawk I, Ltd. in the ratio of the respective book values of the assets involved. On February 10, 1998, Vanderbilt changed its name to Treasure and Exhibits International, Inc.("TEI"). Prior to the agreement, the Company signed an agreement with Odyssey Marine Exploration, Inc. to pay Odyssey 10% of any proceeds from the lease or subsequent sale pursuant to the introduction by Odyssey of Michaels and Vanderbilt to the Company.

On March 19, 1998, TEI entered an agreement with the Company and Seahawk I, Ltd. To purchase all of Seahawk I, Ltd.'s artifacts, their related documentation and all of the Company's artifacts. The consideration was $822,056 in cash and 9,500,000 newly issued shares of TEI's common stock which were valued at the time of the agreement at $0.17 per share or $1,615,000. Immediately thereafter Seahawk I, Ltd. repaid all its debt to the Company in cash and TEI stock, repaid other loans to two of the limited partners and made a pro rata distribution to the limited partners of the remaining TEI stock based on the limited partners' total investment in Seahawk I, Ltd.

On July 20,1998, the Company agreed to sell its remaining holding of 5,302,084 shares in TEI to First Consolidated Financial Corp., a Florida corporation, for a total consideration of $450,677 ($0.085 per share). The agreement provided for the cash to be paid in five tranches, $180,270 on the date of the agreement and at least $50,000 during each of September, October and November 1998 with the balance in by December 31, 1998. In the event, after paying the first tranche, no further payment was made until November 10, 1998, when the Company accepted a discount of $10,407 in return for the whole of the balance being paid on that date.

Apart from seeking to raise revenue from assets the Company has also sought to conserve cash by the conversion of debt into equity.

During 1994 the Company issued 2,041,875 shares of its common stock for $325,820 in cash and $200,000 of marketable securities which were later converted into cash. The Company also issued 4,477,664 shares to pay outstanding debt of $1,071,886 and 100,000 shares to purchase equipment which was later sold for approximately $25,000. During 1995 1,863,699 shares (including contingent bonus shares) were issued for $321,333, 1,057,739 shares were issued to pay $261,099 in outstanding debt and 2,400,000 shares were issued in an exchange agreement with Seahawk, Inc. valued at $904,080.

During 1996 the Company issued 363,143 shares of its common stock in payment of $65,000 of outstanding debt and 536,866 shares were issued against exercised warrants for $77,112, to settle outstanding debt.

During 1997 the Company issued 270,185 shares of its common stock for $36,000 in cash and 333,333 shares in payment of an overdue Note for $50,000. In the same year the Company received $319,000 in loans from various individuals $46,000 of which was later converted into 256,000 shares of common stock.

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

ITEM 7.  FINANCIAL STATEMENTS.

Please see pages F-1 through F-60.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its independent certified public accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Directors and Officers of the Company are as follows:

       Name              Age            Positions and Offices Held

John T. Lawrence         50             Chief Executive Officer,
                                        President, Director of the
                                        Company, and Chairman of the
                                        Board

John B. Balch            49             Secretary, Chief Operating
                                        Officer and Director of
                                        the Company

J. Robert Shaw           44             Director of the Company

There is no family relationship between any Director or executive officer of the Company. All Directors and Officers will hold office until the next Annual Meeting of Shareholders.

The following sets forth biographical information as to the business experience of each Officer and Director of the Company for at least the past five years.

JOHN T. LAWRENCE has served as one of the Company's Directors since September 1991, as President of the Company since June 1993, as Chief Executive Officer since January 1994, and as Chairman of the Board since February 1995. Mr. Lawrence has served as Chairman of OSEL GROUP since November 1988. OSEL GROUP, located in the United Kingdom, is engaged in the business of designing and manufacturing subsea vehicles and sensors. The main trading company in OSEL was placed into receivership in 1992, and its business and assets were sold. From 1984 until 1988, Mr. Lawrence served as the Managing Director of OSEL GROUP and from 1979 until 1984, he served as the Financial Director of OSEL GROUP. From 1975 until 1979, he served as financial director of an oil business subsidiary of the John Mowlem Group. In 1968, Mr. Lawrence joined the London office of Peat Marwick Mitchell & Co. where he qualified as a Chartered Accountant in 1971 and he continued with Peat Marwick Mitchell & Co. until 1975. Mr. Lawrence received an honors degree in Chemistry from University College of London in 1968.

JOHN P. BALCH has served as a Director of the Company and as Chief Operating Officer since May 1994. Mr. Balch has also served as Managing Director of OSEL GROUP (see above) since November 1988. Mr. Balch served as General Manager and Director of OSEL GROUP from 1983 until 1988. From 1975 until

1979, he served as Operations Manager for DHB, a subsidiary of Oceaneering International, Inc., which manufactured Atmospheric Diving Systems. From 1979 until 1983, Mr. Balch served as Managing Director of DHB and Worldwide Program Manager for Oceaneering ADS. From 1969 until 1975, he progressed from toolmaker to development engineer then product manager in three precision engineering companies. Mr. Balch received a City and Guilds HNC in Mechanical Engineering from Highbury College, Portsmouth, England in 1969.

JAMES ROBERT SHAW Joined the Board of Directors of the Company in July 1997. Mr. Shaw has also served, since 1994, as President and CEO of Classic Restaurants International, Inc., a publicly traded company engaged in the entertainment business. Prior to that appointment he was an investment banker for several years and owned a franchise of a Broker-Dealership at Schneider Securities. Mr. Shaw received a BA from Carson Newman College in 1979 and an MA from the Southern Baptist Theological Seminary in 1983.

COMPLIANCE WITH SECTION 12(A) OF THE SECURITIES EXCHANGE ACT OF 1934

ITEM.10 EXECUTIVE COMPENSATION

The following table summarizes the compensation for the years ended December 31, 1994, 1995 and 1996, of the Company's Chief Executive Officer and Chief Operating Officer:

                          SUMMARY COMPENSATION TABLE

                                                            LONG-TERM COMPENSATION
                                                     ---------------------------------
                           ANNUAL COMPENSATION            AWARDS           PAYOUTS
                     ------------------------------  ----------------- ---------------
                                                             SECURI-
                                                             TIES
                                                             UNDERLY-
                                          OPTHER   RE-       ING               ALL
                                          ANNUAL   STRICTED  OPTIONS/          OTHER
NAME AND PRINCIPAL                        COMPEN-  STOCK     SARs     LTIP    COMPEN-
POSITION            YEAR SALARY   BONUS   SATION   AWARD(S)  (NUMBER) PAYOUTS SATION
------------------  ---- ------   -----   ------   --------  -------- ------- -------
John T. Lawrence,   1996 $120,000  -0-     -0-       -0-        -0-     -0-     -0-
 Chief Executive    1995 $100,000  -0-     -0-       -0-        -0-     -0-     -0-
 Officer            1994 $100,000  -0-     -0-       -0-        -0-     -0-     -0-

John P. Balch,      1996 $120,000  -0-     -0-       -0-        -0-     -0-     -0-
 Chief Operating    1995 $100,000  -0-     -0-       -0-        -0-     -0-     -0-
 Officer

OSEL Group Ltd., a UK corporation that supplied the services of Mr. Lawrence and Mr. Balch was paid only $16,800 of their $200,000 remuneration in 1995. The balance was accrued in the financial statements as of December 31, 1995. In 1996, OSEL Group was paid a total of $105,176 in cash and 304,366 shares of the Company's common stock as payment for the accrued 1995 remuneration. The number of shares was calculated monthly based on the average closing bid prices of the Company's Common Stock during each month.

In 1996, Mr. Lawrence and Mr. Balch were each paid $37,600 of their $120,000 salary and the balance of $82,400 was accrued for each of them as at December 31, 1996.

The following table sets forth certain information relating to option grants pursuant to the Company's Employee Stock Option Plan in the year ended December 31, 1996, to the individual named in the Summary Compensation Table above.

                                    PERCENTAGE OF
                                    TOTAL OPTIONS/
NAME AND PRINCIPAL    OPTIONS/      SARs GRANTED      EXERCISE
    POSITION            SARs        TO EMPLOYEES      OF BASE     EXPIRATION
-------------------   --------      --------------    --------    ----------

John T. Lawrence         -0-             -0-            -0-           -0-
John P. Balch            -0-             -0-            -0-           -0-

EMPLOYEE STOCK OPTION PLAN

During April 1990, the Board of Directors adopted the Employee Stock Option Plan (the "Plan") which was approved by the Company's shareholders on December 14, 1990. The Plan authorizes the issuance of options to purchase up to 400,000 shares of the Company's Common Stock.

The Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

During June 1990, the Board granted to John C. Morris, Gregory P. Stemm and Daniel S. Bagley, III, options to purchase 20,000 shares each at an exercise price of $10.00 per share. During January 1993, the Board granted options to purchase 25,000 shares at $.20 each to James P. Beggins and during September 1993, the Board granted an option to purchase 25,000 shares at $.825 each to Daniel J. Derfus.

OTHER STOCK OPTIONS AND WARRANTS

In May 1995, Mr. Lawrence and Mr. Balch were each granted options to purchase 200,000 shares at $0.30 pursuant to the renewal of their employment agreements.

The Board of Directors decided during 1994 to grant options below the market to outside directors as compensation for their serving as a director. In determining the number of options and exercise price, the Board agreed to give each non-executive director value equivalent to 4% of the salary of the Company's President. Accordingly, for the year ended December 31, 1994, the Company granted the following options to the independent directors named below:

                              NUMBER           EXERCISE     TERMINATION
      NAME                  OF OPTIONS          PRICE          DATE
      ----                  ----------         --------     -----------

James P. Beggins             12,979              $.05        12/13/99
Daniel J. Derfus             12,979              $.05        12/13/99

The difference between the exercise price of the options and the market value of shares of the Company's Common Stock on the date they were granted was booked in the financial statements for 1994 as a compensation expense.

During December 1994, the Company issued to James P. Beggins and Daniel J. Derfus warrants to purchase 15,000 shares each at a price of $.40 per share.

During May 1995, the Company issued to John T. Lawrence, John P. Balch and Daniel J. Derfus, warrants to purchase 50,000 shares each at a price of $0.30 per share.

The Board also decided that since the Company could not afford to purchase officer and director liability insurance, it would issue common stock to directors to compensate for their potential liability for serving as directors. The amount of common stock was to depend on an estimate of the premium that would be payable for such insurance. In May 1995, the Board decided that this obligation was an inappropriate way to deal with the lack of such insurance and it was decided to replace the obligation for 1994 with a cash payment of $5,000 to each director. The directors who are also executive officers waived their rights to receive such payment.

During June 1996, Mr. Lawrence and Mr. Balch were each granted options to purchase 200,000 shares at $0.12 per share pursuant to the renewal of their employment agreements, and the Company issued to Mr. Lawrence, Mr. Balch and Mr. Derfus, warrants to each purchase 50,000 shares at a price of $0.12 per share.

In January 1997, the Company issued to Mr. Lawrence and Mr. Balch warrants to purchase 50,000 shares each at a price of $0.13 per share and 500,000 shares each at $0.13 per share pursuant to the renewal of their employment contracts.

In July 1997, Mr. Shaw was granted 200,000 warrants to purchase shares at a price of $0.11 per share as compensation for joining the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The following table sets forth, as of January 15, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common Stock, all Directors individually and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                       AMOUNT OF
NAME AND ADDRESS                       BENEFICIAL          PERCENTAGE
OF BENEFICIAL OWNER                    OWNERSHIP            OF CLASS
-------------------                    ----------          ----------

Valley Ocean Technology, Ltd.(1)        2,241,587              8.0%
Osberton Hall
Worksop
Notts, England  S81 OUF

John T. Lawrence                        1,633,933 (2)          5.5%
5102 South Westshore Boulevard
Tampa, FL  33611

Carl Anderson                           9,618,112 (3)          27.6%
19235 Highway 41 North
Lutz, FL  33549

John P. Balch                           1,602,183 (4)          5.4%
5102 South Westshore Boulevard
Tampa, FL  33611

J. Robert Shaw                            200,000 (5)           .7%
5102 South Westshore Boulevard
Tampa, FL 33611

All Officers and                        3,436,116 (2)(4)(5)   11.0%
Directors as a Group
(3 Persons)
_________________

(1) Valley Ocean Technology, Ltd. is owned by Mr. A. F. Budge of the same address.

(2) Includes 1,400,000 shares underlying currently exercisable options and 50,000 shares underlying currently exercisable warrants held by Mr. Lawrence.

(3) Includes 6,686,250 shares underlying currently exercisable warrants held by Mr. Anderson.

(4) Includes 1,400,000 shares underlying currently exercisable options and 50,000 shares underlying currently exercisable warrants held by Mr. Balch.

(5)  Includes 200,000 shares underlying currently exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From March 13, 1989 until October 1995, the Company chartered the Research Vessel Seahawk from Seahawk, Inc., an affiliated Alabama corporation (the "Charter"). The Charter provided that Seahawk, Inc. was to provide the Company with the use of the Seahawk and all equipment contained on board for a charter fee of $6,000 per month. The company was responsible for providing the entire crew, fuel, all provisions and consumables as well as provide for the day-to-day maintenance of the ship and on-board equipment. The company also had to maintain protection and indemnity insurance. The Charter was a written agreement for the first two years, and was verbally extended on a month-to-month basis until October 1995. As of November 1995, the Company had an accrued liability of $304,080 to Seahawk, Inc. for unpaid charter payments.

Seahawk, Inc., an Alabama corporation, was principally owned by John C. Morris and Gregory P. Stemm, principal shareholders and former Officers and Directors of the Company, and by A.F. Budge, a principal shareholder. The basic terms of this Charter were negotiated by the prior management of the Company as part of the acquisition by the Company of R/V Seahawk in 1989. During November 1995, the Company acquired 100% of the outstanding common stock of Seahawk, Inc. in a transaction where the Company issued 2,400,000 shares of its Common Stock to the shareholders of Seahawk, Inc. and agreed to include these shares in the registration statement. Messrs. Morris and Stemm received 868,121 shares and 603,943 shares, respectively, and a corporation controlled by Mr.

Budge received 533,130 shares. The agreement also provided that if the registration statement was not declared effective by May 1, 1996, the shareholders of Seahawk, Inc. would have the option to rescind the transaction. The registration statement was declared effective on February 14, 1996.

During the year ended December 31, 1992, the Company subleased space in its office building to Defrain & Associates, Inc. pursuant to a verbal agreement whereby defrain & Associates agreed to pay its proportionate share of the rent, utilities, clerical support and other expenses. During the year ended December 31, 1992, the Company charged Defrain & Associates, Inc. $25,635.24 for such expenses. During the year ended December 31, 1992, the Company paid Defrain & Associates $876.24 for printing and other expenses. Defrain & Associates is a corporation owned by the wife of Gregory P. Stemm. During June 1991, Gregory P. Stemm loaned the Company $55,000 pursuant to a promissory note bearing interest at 12%, and during September 1991,he loaned the Company $74,500 pursuant to a promissory note bearing interest at 12%. During 1992, $20,000 was repaid on the $55,000 loan. During July 1992, John C. Morris loaned the Company $16,000 pursuant to a promissory note bearing interest at 12%.

During January 1992, the Company approved the payment of $20,000 to John C. Morris as compensation for Mr. Morris' agreement to personally guarantee a one year $200,000 loan made to the Company.

During October 1991, the Company issued $370,000 of Debentures to 15 investors for a total of $370,000 in cash. During April 1993, the Company offered these investors the opportunity to convert their debentures and any accrued interest into shares of the Company's Common Stock at a price of $.50 per share. Ten of the investors accepted the offer to convert their debentures at that time, including Anthony F. Budge, a principal shareholder at that time, who converted his $200,000 of debentures plus accrued interest into a total of 487,851 shares of Common Stock.

During June 1992, Valley Resources, Ltd., a principal shareholder, loaned $50,000 to the Company pursuant to a 12 month unsecured promissory note bearing interest at 10% per annum. As consideration for making the loan, the Company issued to Valley Resources, Ltd. warrants to purchase 25,000 shares at $2.00 per share and warrants to purchase 25,000 shares at $5.00 per share. During June 1993, the principal amount of this loan plus $7,740.24 of accrued interest was converted into 115,481 shares of Common Stock at a price of $.50 per share.

On January 6, 1992, Carl Anderson loaned $200,000 to the Company pursuant to a promissory note due in one year and bearing interest at 10%. On March 31, 1992, the due date of this loan was extended to July 5, 1993. This loan was personally guaranteed by John Morris. As additional consideration for the loan, the Company issued to Mr. Anderson 100,000 Class A Warrants exercisable at $2.00 per share and 100,000 Class B Warrants exercisable at $5.00 per share.

On January 24, 1992, Carl Anderson entered into a Private Placement Agreement with the Company pursuant to which he invested $200,000 in the Company and purchased 200,000 shares of Common Stock and 200,000 Class C Warrants which entitled Mr. Anderson to purchase a total of 400,000 shares of Common Stock.

During January 1992, the Company issued 100,000 Class C Warrants to Carl Anderson for the purpose of raising private equity funding. One of the terms of the transaction was that the shares underlying the Class C Warrants would be registered. Each Class C Warrant originally entitled the holder to purchase one share of Common Stock at one hundred and ten percent (110%) of the lowest closing bid price of the Company's Common Stock during the one hundred and eighty (180) calendar days prior to the exercise date with a maximum of $3.00 per share and one share of Common Stock at a price equal to 90% of the average closing bid price during the preceding 10 trading days. During May 1993, the Company was attempting to convert as much debt into equity as possible and the Company allowed Mr. Anderson to exercise the one-half of his Class C Warrants which were exercisable at the price of $.1375 (which was equal to 110% of the lowest closing bid price during the 180 days prior to May 7, 1993) without exercising the other one-half of his C Warrants. The Company also agreed to modify the exercise price of the remaining Warrants to 110% of the lowest closing bid price during the 180 days prior to the exercise date with a maximum of $2.00 per share. The Class C Warrants expire at the end of the 30 month period commencing on the date the shares underlying the warrants are exercised.

On January 24, 1992, Carl Anderson also entered into an Option Agreement with the Company pursuant to which Mr. Anderson paid $100,000 to the Company. The Option Agreement provided that Mr. Anderson had the option of acquiring a 5% interest in a partnership the company was considering forming for the purpose of recovering a shipwreck off the coast of Brazil, or 40,000 shares of Common Stock.

On June 2, 1992, Carl Anderson and three other investors agreed to loan the Company a total of $250,000, with Mr. Anderson loaning $75,000 of this amount pursuant to a promissory note due December 31, 1992, and bearing interest at 10%. The note was secured by certain gold artifacts. As additional consideration for this loan, the Company issued to Mr. Anderson 50,000 Class D Warrants exercisable t a price equal to 110% of the lowest closing bid price of the Company's Common Stock during the 180 calendar days prior to the exercise date. In addition, Mr. Anderson and the other three lenders each were granted an interest in the Company's share of the profits of Eagle Partners Ltd., with Mr. Anderson receiving a 1.875% interest.

In order for the Company to be able to negotiate the $250,000 in loans, it was necessary for the Company to amend the terms of certain of Mr. Anderson's outstanding Warrants substantially as follows: The exercise prices of the Class A and Class B Warrants and one-half of the Class C Warrants were reduced to a price equal to 110% of the lowest closing bid price during the 180 calendar days prior to their exercise dates. In addition, the Company agreed to amend Mr. Anderson's option agreement to provide that he could convert his $100,000 into stock at a price equal to the lowest bid price during the 180 days prior to his election to exercise his option.

On January 14, 1993, Carl Anderson loaned $60,000 to the Company pursuant to a promissory note due December 31, 1993, and bearing interest at 10%. This loan was personally guaranteed by John Morris and secured by certain artifacts. As additional consideration for the loan, the Company issued to Mr. Anderson 400,000 Warrants exercisable at a price equal to 110% of the lowest closing bid price of the Company's Common Stock during the 180 calendar days prior to the exercise date.

On May 7, 1993, Carl Anderson exercised the option he purchased on January 24, 1992, and acquired 727,273 shares of Common Stock. In addition, on the same date he converted a total of $75,000 in principal loans and $41,875 in interest by exercising 850,000 of his warrants to purchase 850,000 shares of Common Stock.

During June 1993, the Company issued 650,000 shares of its Common Stock to six accredited investors in a private placement conducted by the Company at a price of $.50 per share. Included among the investors were Carl Anderson and Anthony F. Budge, principal shareholders of the Company. Mr. Anderson purchased 200,000 shares and Mr. Budge purchased 50,000 shares.

During September 1993, the Company issued 112,032 shares of Common Stock to John C. Morris, the President, a director and principal shareholder of the Company, as payment for a $50,000 promissory note plus $6,016 of accrued interest.

During February 1994, the Company issued 2,438,851 shares of its Common Stock to the following affiliated persons who agreed to convert existing loans and accrued interest into Common Stock:

                                                      AMOUNT OF
                                    NUMBER OF           DEBT
      NAME                           SHARES           CONVERTED
      ----                          ---------         ----------

Carl Anderson                       1,868,400         $467,100
Megeve Investments                    232,591           34,889
John C. Morris                        337,860           50,679

Carl Anderson and John Morris were principal shareholders of the Company and Megeve Investments acquired its shares as an assignee from Gregory Stemm, a principal shareholder. All of the debt was converted at $.25 per share except for the 232,591 shares issued to Megeve Investments and 212,533 of the shares issued to John Morris, which were issued pursuant to the exercise of existing warrants at an exercise price of $.15 per share.

During February 1994, the Company also issued 100,000 shares of Common Stock to Carl Anderson, a principal shareholder, for the purchase of 36-foot motor vessel valued at $30,000.

In connection with the resignations of John Morris and Greg Stemm as officers and directors of the Company, the Company negotiated Separation Agreements with each person. These agreements were executed on April 14, 1994, and provide essentially that Messrs. Morris and Stemm will not compete with the Company for a period of three years, and in consideration therefor, the Company issued to each of Mr. Morris and Mr. Stemm warrants to purchase 500,000 shares of the Company's Common Stock at $0.50 per share for the same three year period.

In January 1996 the Company signed a Letter of Intent with Remarc International, Inc., a company controlled by Mr. Morris and Mr. Stemm. The purpose of the Letter of Intent was to establish a working relationship between the parties which will enable the parties to engage in a project attempting to locate, recover, conserve and market the cargo of a 17th century British warship. The Letter of Intent also envisioned a refinement to the terms of the Separation Agreement with Mr. Morris and Mr. Stemm whereby four types of shipwreck projects are defined together with the procedures whereby Remarc shall request and the Company shall give permission for Mr. Morris and Mr. stemm to participate in those shipwreck projects.

During June 1994, the Company issued 240,000 shares of its Common Stock to six accredited investors. These six investors originally invested in a private offering during May and June 1993, and according to the terms of the 1993 private placement, if the Company did not register the original shares within one year of the private offering, the Company was required to issue additional shares in an amount equal to 30% of the shares originally purchased. Included among these investors were Carl Anderson and Anthony F. Budge, who were each issued 60,000 shares. Carl Anderson and Anthony F. Budge were both principal shareholders of the Company.

During June 1994, the Company also issued 103,092 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the year ended December 31, 1993:

                                                        AMOUNT
                               NUMBER                  OF UNPAID
          NAME                OF SHARES               REMUNERATION
          ----                ---------               ------------

      John Lawrence            51,546                 $48,324.56
      John Balch               51,546                 $48,324.56

During June and July 1994, the Company issued 983,125 shares of its Common Stock to five accredited investors in a private placement conducted by the Company at a price of $.32 per share. The investors also acquired two common stock purchase warrants exercisable at $.32 per share for each share of Common Stock they purchased. Included among the investors were Anthony F. Budge, a director and principal shareholder, and Carl Anderson, a principal shareholder. Mr. Budge purchased 156,250 shares and Mr. Anderson purchased 303,125 shares.

According to the terms of the above private placement, if the Company did not register the original shares by December 31, 1994, the Company was required to issue additional shares in an amount equal to 30% of the shares originally purchased. A total of 326,813 additional shares were issued during January 1995, with Mr. Budge receiving an additional 46,875 shares and Mr. Anderson receiving an additional 90,938 shares.

During November 1994, the Company issued 800,000 shares of its Common Stock and common stock purchase warrants to buy 1,600,000 shares of Common Stock at an exercise price of $.32 per share to Carl Anderson, a principal shareholder, in exchange for 66,667 shares of common stock of Valley Forge Scientific Corp. The Company also agreed to issue Mr. Anderson an additional 240,000 shares of Common Stock if the 800,000 shares were not registered by March 10, 1995.

During January 1995, the Company issued 264,774 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the year ended December 31, 1994:

                                                  AMOUNT
                               NUMBER            OF UNPAID
           NAME               OF SHARES         REMUNERATION
           ----               ---------         ------------

     John Lawrence             132,387          $41,850.87
     John Balch                132,387          $41,850.87

During April 1995, the Company issued 300,563 shares of its Common Stock to the five accredited investors. These five investors originally invested in a private offering during June 1994, and according the terms of the 1994 private offering, if the Company did not register the original shares by the end of 1994, the Company was required to issue additional shares in an amount equal to 30% of the shares originally purchased. Two of these investors were Carl

Anderson who was issued 90,938 shares and A.F. Budge who was issued 46,875 shares.

During July 1995, the Company issued 25,000 shares to Daniel Derfus, a Director, who agreed to convert part of an existing loan and accrued interest into Common Stock. Mr. Derfus exercised existing warrants at $.30 per share.

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

During October 1995, the Company issued 360,000 shares of its Common Stock to Gregory Stemm, a shareholder and former officer and director, pursuant to a settlement agreement which resolved a lawsuit filed by Mr. Stemm against the Company. (See "BUSINESS -- Litigation.")

During September and October 1995, the Company issued a total of 40,000 shares of its Common Stock to John C. Morris, a shareholder and former officer and director, upon payment to the Company of $10,000. These shares were sold because Mr. Morris exercised anti-dilution rights he held under previously issued warrants.

During January 1996, the Company extended the repayment date of a $300,000 promissory note due to the Company by Seahawk I, Ltd. to October 31, 1996.

During February 1996, the Company issued 304,366 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the year ended December 31, 1995:

                                                  AMOUNT
                               NUMBER            OF UNPAID
           NAME               OF SHARES         REMUNERATION
           ----               ---------         ------------

     John Lawrence             152,183            $44,400
     John Balch                152,183            $44,400

During February 1996, pursuant to the payment of past due salary of an ex employee, the Company authorized a reduction from $0.40 per share to $0.21 per share in the exercise price of the employee's warrants to purchase 200,000 shares of the Company's common stock. The employee then exercised the options and the amount due was offset against past due salary of $41,506.

In October 1996, the Company issued to Carl Anderson 2,140,000 class AH-1 and 2,140,000 class AH-2 Warrants to purchase the Company's common stock at $0.13 per share, pursuant to an agreement that Anderson lend the Company a minimum of $100,000. The AH-1 warrants were exercisable until March 24, 1997, and that expiration date was extended by the Company to September 24, 1997, in January 1997, when Anderson increased the loan by $65,000. The class AH-2 warrants are exercisable until September 24, 1999, but to a maximum number equivalent to the number of previously exercised class AH-1 warrants.

In October 1996, the Company agreed with Remarc international, Inc. to purchase for 1,000,000 shares of its common stock, a 5% interest in a corporation to be organized to search for and recover valuable cargoes of commodities from the shipwrecks of four World War 2 German Blockade Runners.

Under the terms of the agreement, Remarc was to provide the research and finance and the Company was to manage the project and receive payment of 2.5% of the total operations budget. In February 1997, the Company became aware that three of the subject wrecks had been located by another party which, in the opinion of the Directors, substantially reduced the project's chances of success, so the Company negotiated a withdrawal from the agreement on payment of a penalty of 100,000 shares of common stock to Remarc.

In February 1997, the Company issued 30,000,000 shares of Series 2 preferred stock to United Commodities International Limited ("UCIL"), a United Kingdom based corporation that is controlled by John Lawrence and John Balch, in return for $1,000,000. At the same time the Company agreed to make a loan of $1,000,000 to UCIL, on the condition that the shares of Series 2 preferred be made available as collateral for future loans to the Company.

In February 1997, the Company received a promise of a 5 year loan of $800,000 from an independent corporate lender with the loan being secured by UCIL's entire holding of the Company's Series 2 preferred stock. To date the lender has been unable to fulfill its promise due to lack of funds.

In July 1997, J. Robert Shaw was appointed a director of the Company and issued 200,000 options to purchase the Company's common stock at $0.11 per share.

During 1997, Carl Anderson loaned to the Company a total of $322,650 interest free. In November 1997, Anderson expressed his intention to convert $278,200 of the loans into 2,140,000 shares of common stock of the Company by exercising his AH1 warrants and the Company issued a 1 year note for the balance of $45,000 repayable on October 31, 1998 with 12% annual interest.

In May 1998, Anderson loaned the Company $73,500 for one month at an annual interest of 18% and secured with 3,500,000 shares of common stock in Vanderbilt Square Corporation. As part of the consideration for making the loan the Company agreed to extend the validity of certain warrants belonging to Anderson. The loan was repaid on the due date.

In May 1998, the Company, under the Pesqamar joint venture agreement with Remarc International, Inc. dated August 17,1995, had accrued a debt due to Remarc for running expenses of Pesqamar in the sum of $153,018. In payment of that amount, the Company transferred to Remarc 1 million restricted shares of common stock in Vanderbilt Square Corporation, and, in lieu of the agreement from Remarc that all future Pesqamar expenses would be borne fully by Remarc, the Company transferred 2.5% of its holding in Pesqamar to Remarc.

The Board of Directors was of the opinion that the terms of the above transactions were at least as favorable as those which could be obtained from independent third parties.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K.

     (a)     EXHIBITS.

EXHIBIT
NUMBER   DESCRIPTION                             LOCATION

3        Articles of Incorporation and Bylaws   Incorporated by reference to
                                                Exhibit No. 3 to the
                                                Registrant's Registration
                                                Statement (No. 33-22037)

10.1     Agreement and Plan of Reorganization   Incorporated by reference to
         between Fox Ridge Capital, Inc. and    Exhibit No. 10.2 to the
         R.V. Seahawk, Inc.                     Registrant's Registration
                                                Statement (No. 33-22037)

10.2     Agreement Among Fox Ridge Capital,     Incorporated by reference to
         Inc., Timothy J. Brasel, Janelle K.    Exhibit No. 10.3 to the
         Johnson and Susan A. Brasel dated      Registrant's Registration
         April 24, 1989                         Statement (No. 33-22037)

10.3     Charter Agreement between Seahawk,     Incorporated by reference to
         Inc. and R/V Seahawk, Inc.             Exhibit No. 10.4 to the
                                                Registrant's Registration
                                                Statement (No. 33-22037)

10.4     Contract for the Purchase of 2000      Incorporated by reference to
         Series ROV between R/V Seahawk, Inc.,  Form 8-K dated December 7,
         AOSC and Commercial Union Capital      1989
         Limited

10.5     Master Lease Purchase Agreement be-    Incorporated by reference to
         tween Commercial Union Capital Lim-    Form 8-K dated December 7,
         ited and R/V Seahawk, Inc.             1989

10.6     Letter of Guarantee from Seahawk Deep  Incorporated by reference to
         Ocean Technology, Inc. to Commercial   Form 8-K dated December 7,
         Union Capital Limited                  1989

10.7     Option and Agreement by and among      Incorporated by reference to
         Valley Resources, Ltd., Valley Marine, Form 10-K for the fiscal year
         Inc. and Seahawk Deep Ocean Tech-      ended December 31, 1989
         nology, Inc.

10.8     Bareboat Charter Party between Valley  Incorporated by reference to
         Marine, Inc. and Seahawk Deep Ocean    Form 10-K for the fiscal year
         Technology, Inc.                       ended December 31, 1989

10.9     Common Stock Option for John C.        Incorporated by reference to
         Morris                                 Form 10-K for the fiscal year
                                                ended December 31, 1989

10.10    Common Stock Option for Gregory P.     Incorporated by reference to
         Stemm                                  Form 10-K for the fiscal year
                                                ended December 31, 1989

10.11 Lease with RFK Partnership for build- Incorporated by reference to ing at 5102 South Westshore Boulevard Form 10-K for the fiscal year ended December 31, 1989

10.12    Statement of Intent with Harbor Branch Incorporated by reference to
         Oceanographic Institution, Inc.        Form 10-K for the fiscal year
                                                ended December 31, 1989

10.17    Termination of Lease Agreement and     Incorporated by reference to
         Release of Liability dated             Registrant's Registration
         February 7, 1992                       Statement on Form S-1 (filed
                                                March 18, 1992)

10.18    Trust Indenture with R/V Seahawk,      Incorporated by reference to
         Inc. dated August 16, 1991, as         Registrant's Registration
         supplemented                           Statement on Form S-1 (filed
                                                March 18, 1992)

10.19    Exchange Agreement with R/V Seahawk    Incorporated by reference to
         dated August 16, 1991                  Registrant's Registration
                                                Statement on Form S1 (filed
                                                March 18, 1992)

10.20    Option Agreement dated January 24,     Incorporated by reference to
         1992 with Carl Anderson                Registrant's Registration
                                                Statement on Form S-1 (filed
                                                March 18, 1992)

10.21    Loan Agreement dated January 6, 1992   Incorporated by reference to
         with Carl Anderson                     Registrant's Registration
                                                Statement on Form S-1 (filed
                                                March 18, 1992)

10.22    Private Placement Agreement dated      Incorporated by reference to
         January 24, 1992 with Carl Anderson    Registrant's Registration
                                                Statement on Form S1 (filed
                                                March 18, 1992)

10.23    Agreement to Modify Warrant Exercise   Incorporated by reference to
         Price and Shares Subject to Option     Registrant's Form 10K for the
                                                fiscal year ended December 31,
                                                1992

10.24    Lease Termination Agreement dated      Incorporated by reference to
         October 1, 1992 with Seahawk, Inc.     Registrant's Form 10K for the
                                                fiscal year ended December 31,
                                                1992

22       Subsidiaries of the Registrant         Attached

23.1     Consent of Guinta Ferlita &            Attached
         Walsh, P.A.

During the quarter ended December 31, 1996, there were no Form 8K's filed.

(a) 1. The following Financial Statements are filed as part of this Form 10-
KSB.

                  SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
                                                                   Page

Report of Independent Certified Public Accountants................  F-3

Consolidated Balance Sheet as of December 31, 1996................  F-4

Consolidated Statements of Operations for the Years
Ended December 31,1996 and 1995...................................  F-5

Consolidated Statement of Stockholders' Equity for
the Years Ended December 31,1996 and 1995.........................  F-6

Consolidated Statements of Cash Flows for the Years
Ended December 31,1996 and 1995...................................  F-7-F-9

Notes to Consolidated Financial Statements........................  F-10-F-33


                              SEAHAWK I, LTD.

Report of Independent Certified Public Accountants................. F-34

Balance Sheet as of December 31, 1996.............................. F-35

Statements of Operations for the Years Ended
December 31, 1996 and 1995......................................... F-36

Statement of Partners' Capital for the Years
Ended December 31, 1996 and 1995................................... F-36

Statements of Cash Flows for the Years Ended
December 31, 1996 and 1995......................................... F-37

Notes to the Financial Statements.................................. F-38-F-44

                            SEAHAWK II, LTD.

Reports of Independent Certified Public Accountants ............... F-45

Balance Sheet as of December 31, 1996.............................. F-46

Statements of Operations for the Years Ended
December 31, 1996 and 1995......................................... F-47

Statements of Partners' Capital for the Years Ended
December 31, 1996 and 1995......................................... F-48

Statements of Cash Flows for the Years Ended
December 31, 1996 and 1996......................................... F-49

Notes to Financial Statements...................................... F-50-F-52

                              EAGLE PARTNERS, LTD.

Reports of Independent Certified Public Accountants ............... F-53

Balance Sheet as of December 31, 1996.............................. F-54

Statements of Operations for the Years Ended
December 31, 1996 and 1995......................................... F-54

Statements of Partners' Capital for the Years Ended
December 31, 1996 and 1995......................................... F-55

Statements of Cash Flows for the Years Ended
December 31, 1996 and 1995......................................... F-56

Notes to Financial Statements...................................... F-57-F-60

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Seahawk Deep Ocean Technology, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Seahawk Deep Ocean Technology, Inc. as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seahawk Deep Ocean Technology, Inc. as of December 31, 1996 and the results of its operations, changes in stockholders' equity and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,200,846 for 1996 and has incurred substantial net losses for each of the past several years resulting in an accumulated deficit of $13,632,822. At December 31, 1996, the Company has negative working capital as indicated by current liabilities exceeding current assets by $ 1,615,904. These factors, in addition to other factors as discussed in Note 14, raise substantial doubt about its ability continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in operation.


                                  /s/ Giunta, Ferlita & Walsh, P.A.
                                  Giunta, Ferlita & Walsh, P.A.
                                  Tampa, Florida
                                  February 6, 1998
                                  (except for Note 21, as to which
                                  the date is December 10, 1998)

SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996

CURRENT ASSETS
     Cash and cash equivalents                     $       536
     Accounts receivable - Other                        13,851
     Merchandise inventory                               3,687
     Prepaid expenses                                   41,812
                                                   -----------
         Total current assets                           59,886
                                                   -----------
PROPERTY AND EQUIPMENT, Net                            729,291

OTHER ASSETS
     Artifacts                                         303,073
     Accounts and notes receivable - affiliate,
      less losses in excess of investment in
       affiliates of $1,841,651                        269,401
     Deposits                                           11,686
     Purchased shipwreck research, net of $16,181
      amortization                                       6,319
                                                   -----------
          Total other assets                           590,479
                                                   -----------
TOTAL ASSETS                                       $ 1,379,656
                                                   -----------
CURRENT LIABILITIES
     Accounts payable                              $   535,259
     Accrued expenses
      Salaries                                         205,305
      Interest due related parties                      55,383
      Interest due others                               70,486
      Other                                            132,085
     Due to related parties                            424,143
     Notes payable - others                            253,129
                                                   -----------
          Total current liabilities                  1,675,790

STOCKHOLDERS' EQUITY

     Preferred stock - no par value,
      60,000,000 shares authorized,
      200,000 shares issued and outstanding             50,000
     Common stock - no par value,
      30,000,000 shares authorized,
      25,922,845 shares issued and outstanding      13,281,497
     Paid in capital-stock options                       5,191
     Accumulated (deficit)                         (13,632,822)
                                                   -----------
                                                      (296,134)
                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 1,379,656
                                                   ===========


The accompanying notes are an integral part of these financial statements.

SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995

                                         1996           1995
                                      -----------    -----------
REVENUES
    Rental income - affiliates        $       930    $   145,690
    Rental income - others                 49,093        454,020
    Sales of artifacts                     19,363          7,634
                                      -----------    -----------
         Total revenues                    69,386        607,344
                                      -----------    -----------
OPERATING EXPENSES
    Vessel - operations                   278,433        401,594
    Vessel operations - affiliate          18,177         60,000
    South American Project                101,258           -
    Conservation                           50,750         44,378
    Depreciation and amortization         179,867        226,723
    Rent                                   83,070         83,070
    Cost of artifact sales                  2,585          4,950
                                      -----------    -----------
         Total operating expenses         714,140        820,715

GENERAL AND ADMINISTRATIVE EXPENSES       458,049        802,354
                                      -----------    -----------
         Total expenses                 1,172,189      1,623,069
                                      -----------    -----------
(LOSS) FROM  OPERATIONS                (1,102,803)    (1,015,725)
                                      -----------    -----------
OTHER INCOME  (EXPENSE)
    Interest income - affiliate            35,000         30,164
    Interest income - others                  150            296
    Interest expense                   (   85,195)    (  252,776)
    Other income (expense)             (   10,000)         5,000
    Gain (Loss) on sale of
     and unrealized loss provision
     on marketable securities          (      483)        19,900
    Gain (Loss) on sale of equipment        3,350     (   10,191)
    Provision for writedown on
     Retriever                               -        (  216,390)
    Benefit on settlement of
     ships mortgage                          -           221,828
    Cost of settlement of claims            3,491     (   55,085)
    Loss on investment in less
     than 50 % owned entities          (   44,356)    (  126,002)
                                      -----------    -----------
         Total other income (expense)  (   98,043)    (  383,256)
                                      -----------    -----------
NET (LOSS)                            $(1,200,846)   $(1,398,981)
                                       -----------    -----------
NET (LOSS) PER SHARE                  $(     0.05)   $(     0.07)
                                       -----------    -----------
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARES
EQUIVALENTS OUTSTANDING                25,918,700     21,327,705
                                       ==========     ==========

The accompanying notes are an integral part of these financial statements.

SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                      CON-
                                                             PAID-IN  TIN-
                                                             CAPITAL  GENT
                 PREFERRED STOCK          COMMON STOCK       STOCK    BONUS   ACCUMULATED
                 SHARES    AMOUNT    SHARES        AMOUNT    STOCK    SHARES    DEFICIT
                             $                        $        $         $        $
                 -------  -------   ----------   ----------  -------  ------  -----------
Balance,
 December 31,
 1994            200,000   50,000   19,598,115   11,668,663   5,191           (11,032,995)
Common Stock
 Issued:
  For cash                           1,863,699      258,376
  As bonus in
   1996                                314,784                        62,957
  For services                          56,926       10,859
  For debt                             565,790      133,248
  For exercise
   of warrants                         170,269       17,501
  For exercise
   of warrants
   issued to
   officers for
   accrued
   remuneration                        264,774       83,702
  To acquire
   Seahawk, Inc.                     2,400,000      904,080
Net (loss)                                                                    (1,398,981)
                 -------   ------   ----------   ----------   -----  ------   ------------
Balance,
 December 31,
 1995            200,000   50,000   25,234,357   13,076,249   5,191  62,957   (12,431,976)
Common Stock
 Issued:
  As bonus in
   1996                                                             (62,957)
  For services                         200,000       31,000
  For debt                             163,143       34,000
  For exercise
   of warrants                         232,500       34,500
  For exercise
   of warrants
   issued to
   officers for
   accrued
   remuneration                        304,366       42,612
Net (loss)                                                                     (1,200,846)
                 -------   ------   ----------   ----------   -----  ------   ------------
Balance,
 December 31,
 1996            200,000   50,000   26,134,366   13,281,498   5,191      -    (13,632,822)
                 =======   ======   ==========   ==========   =====  ======   ===========

The accompanying notes are an integral part of these financial statements

SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995

                                                     1996        1995
                                                 -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net  (loss)                                    $(1,200,846) $(1,398,981)
                                                 -----------  -----------
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                    179,868      226,723
    Provision for bad debt                             2,730      196,313
    (Gain)Loss on sale of equipment                   (3,350)      10,191
    (Gain) loss on marketable securities                 483      (19,900)
    (Benefit) on capital lease obligation                 -      (221,827)
    Provision for write-down on Retriever                 -       216,390
    Proceeds from settlement of litigation                -       159,487
    Debt forgiveness                                  (3,491)
    Stock issued for services                         24,800       10,859
    Loss on investment in less than 50%owned
     entities                                         44,356      126,002
   (Increase) decrease in:
     Trade accounts receivable                        26,889      (82,278)
     Other receivables                               ( 1,752)      12,530
     Inventory                                         2,673        9,103
     Prepaid expenses                                 43,191      (68,250)
     Trade accounts receivable affiliates             (7,768)    (168,166)
     Deposits                                         (1,498)    (     18)
 Increase (decrease) in:
    Accounts payable                                     471      106,916
    Accrued expenses                                 320,427      426,496
                                                 -----------  -----------
      Net cash used by operating activities         (572,817)    (458,410)
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property and equipment      1,362,235        4,000
 Proceeds from sale of marketable securities           8,701      146,013
 Purchases of property and equipment                ( 16,138)     (20,152)
 Purchase of shipwreck research                            -     ( 12,500)
                                                 -----------  -----------
    Net cash provided by investing activities      1,354,798      117,361
                                                 -----------  -----------
                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of notes payable  - related              131,000       15,000
  Issuances of notes payable  - other                    978       10,000
  Repayment of notes payable - related               (25,000)         -
  Repayments of notes payable - other                ( 3,114)     ( 1,268)
  Payment of capital lease obligation               (900,000)         -
  Proceeds from issuance of common stock               6,500      321,333
                                                 -----------  -----------
    Net cash provided (used) by financing
      activities                                    (789,636)     345,065
                                                 -----------  -----------
     NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                (7,655)       4,016
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         8,191        4,175
                                                 -----------  -----------
      CASH AND CASH EQUIVALENTS AT END OF YEAR    $      536  $     8,191
                                                 ===========  ===========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                   $    3,932  $      -
                                                 ===========  ===========
  Taxes paid                                     $      -     $     -
                                                 ===========  ===========

The accompanying notes are an integral part of these financial statements.

SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
SUMMARY OF SIGNIFICANT NON-CASH TRANSACTIONS

During 1995:

1. Several debt holders, through the exercise of warrants and options, converted their debt to stock. A summary of the debt converted to stock is as follows:

                                                          Common
                                                Amount    Shares
                                               --------  --------

   Accounts payable                            $ 13,859    68,926
   Accounts payable-related                      83,702   264,774
   Accrued interest                               5,023    19,056
   Notes payable-related                          5,947    19,823
   Notes payable-other                           17,478    79,911
                                               --------   -------
                                               $126,009   452,490
                                               ========   =======

2. The Company issued a total of 540,563 shares to subscribers in three prior private placements because the Company's registration statement was not declared effective by the agreed date in the private placement subscription agreements.

3. The Company issued 2,400,000 shares of common stock in exchange for 100% of the outstanding shares of Seahawk, Inc. stock in an exchange value at $904,080.

4. The Company issued 100,000 shares of common stock as an amendment of a settlement of past due debt.

5. The Company issued 60,000 shares of common stock for a receivable from Eagle Partners' Ltd. in the amount of $9,300 in connection with services performed for Eagle Partner's Limited.

6. The Company issued 360,000 shares of common stock valued at $90,000 as part of a settlement of a law suit.

7. The Company issued 80,000 shares of common stock for a receivable from Seahawk I, Ltd. in the amount of $20,000 in connection with Seahawk I, Ltd.'s settlement of a note payable.

8. The Company assumed an account payable and a note payable of Seahawk I, Ltd. for $10,286.

9. The Company settled debt to an unrelated party for $115,770 by surrendering collateral of $129,328.

10. The Company settled accrued interest of $29,890 to a non-related party by selling artifacts to that party.

11. The Company converted an account payable to a note payable amounting to $87,011.

12. The Company issued a $90,000 note payable in satisfaction of a claim and various accrued expenses.

13. The Company consolidated certain notes payable and accrued expenses of $165,968 by issuing new notes payable of $170,500.

14. The Company settled notes payable of $23,500 and accrued expenses of $14,303 for a related party receivable of $37,803.

During 1996:

1. Several debt holders, through the exercise of warrants and options, converted their debt to stock. A summary of the debt converted to stock is as follows:

                                     Common Stock
                                   Amount    Shares
                                  --------  --------

   Accounts payable               $ 19,000   81,000
   Accrued salary                   70,612  504,366
   Notes payable-other              15,000   82,143
                                  --------  -------
                                  $104,612  667,509
                                  ========  =======

2. The Company issued 200,000 shares to three unrelated consultants for services rendered in the amount of $31,000.

SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

Organization

Seahawk Deep Ocean Technology, Inc. (the "Company") was organized as a Colorado corporation on September 17, 1986 for the purpose of acquiring a business opportunity. On October 14, 1988 the Company completed its initial public offering of 1,200,000 shares of common stock at an offering price of $.50 per share. On March 13, 1989, the Company issued 2,000,000 shares of its no par value common stock to the holders of 100% of the outstanding common stock of R/V Seahawk, Inc. (a Florida corporation organized on May 23, 1988) in an exchange transaction in which R/V Seahawk, Inc. became a wholly owned subsidiary of the Company. On March 2, 1992, R/V Seahawk Inc. was merged into the Company. On September 12, 1989 the Company organized Seahawk Museum Development, Inc. and acquired 100% interest with the purchase of 625,000 shares of its no par common stock.

On November 3, 1995, the Company issued 2,400,000 shares of its no par value common stock to the holders of 100% of the outstanding common stock of Seahawk, Inc. (an Alabama corporation organized on March 6, 1987 for the purpose of chartering a research vessel) in an exchange transaction in which Seahawk, Inc. became a wholly owned subsidiary of the Company. All shareholders of Seahawk, Inc. were also individually less than 10% shareholders of the Company. The acquisition has been accounted for using the purchase method of accounting. The vessel Seahawk (the Seahawk),an 83 foot research vessel, was the only asset acquired in the transaction. Payables previously due Seahawk, Inc. of $304,080 have been eliminated in consolidation. The shares issued were valued at $904,080. Since March 1989, the Company had chartered the Seahawk. Seahawk, Inc. only business was its charter to the Company. The Company treated the transaction as a purchase of the one asset and operating results have been included in the consolidated statement of income from the date of acquisition (previously treated as charter expense). Pro forma results of operations have not been presented because the transaction is considered to be the purchase of an asset and not the purchase of a business. On March 31, 1995, Seahawk, Inc. merged into the Company.

Nature of Business

The Company is an oceanographic service company which is involved in deep water search, survey and recovery operations. The Company serves as the general partner for three limited partnerships which were formed for the purpose of raising money to search for and locate shipwrecks. The Company currently owns and operates a variety of subocean equipment including an 83 foot research vessel, ROVs (Remote Operated Vehicles), and other specialized search and recovery equipment which enables it to locate, photograph and retrieve items lost on the seabed in deep water.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity and have prepared them in accordance with the Company's customary accounting practices.

Basis of Presentation

The accompanying financial statements were prepared using the accrual basis of accounting in accordance with generally accepted accounting principles.

Principles of Consolidation

The consolidated financial statements include the accounts of Seahawk Deep Ocean Technology, Inc. and its wholly-owned subsidiary, Seahawk Museum Development, Inc. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Revenue Recognition

The Company derives its revenue primarily from rental of search and recovery vessels, deep ocean survey and search equipment, remote operating vehicles, and other electronic equipment to Seahawk I, Ltd., Seahawk II, Ltd., Eagle Partners, Ltd. and other related and unrelated parties, as well as from its distributive share of limited partnerships' net income.

Marketable Securities - Trading Account

Securities held as trading assets are stated at market value. Market adjustments, gains or losses on the sales of trading securities are included in other income (expense).

Accounts Receivable and Credit Concentration

Trade accounts receivable includes the following:

 Charter payments due from
 International Diving                    $ 173,620
 Less provision for uncollectible
  accounts since International
  Diving has filed for protection
  under Chapter 11 of the Federal
  Bankruptcy Act                          (173,620)
 Due from unrelated party for
  ROV services performed considered
  to be 100% collectible                    13,851
                                         ---------
                                         $  13,851
                                         =========

Accounts and Notes Receivable - Affiliate and Credit Concentration

The Company uses the allowance method to account for uncollectible affiliate accounts. The Company has provided an allowance for uncollectible accounts since management considers the losses in excess of its investments in affiliates as a provision for uncollectible accounts. (See Note 4).

Artifacts

Artifacts are stated at the lower of cost or market value and consist primarily of colonial age artifacts purchased from related and unrelated entities.

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method for financial reporting purposes at rates based on the assets' estimated useful lives. The major components of assets and their estimated useful lives are as follows:

                                    December 31,
                                       1996           Years
                                   -------------    --------

   Vessel "Seahawk"                $   600,000         10
   Equipment on vessel and other       832,030       5 - 10
                                   -----------
                                     1,432,030
   Less - accumulated depreciation  (  702,739)
                                   -----------
                                   $   729,291
                                   ===========

For income tax purposes, depreciation is computed using accelerated methods over statutory periods.

Investment in Affiliates

The Company's investment in Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd. (less than 50% owned entities) is recorded on the equity method. Under this method, the basis of such investments, including loans, advances, and receivables are increased or decreased by the Company's distributive share of the Partnerships' income or loss. The partnerships were formed for the purpose of funding the search for deep water shipwrecks in predesignated areas.

Purchased Shipwreck Research

The Company's cost of purchased shipwreck research is capitalized and amortized over 3 years.

Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock warrants and options are not considered into the computation because they are antidilutive in the aggregate.

Statement of Cash Flows

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents.

Cash payments of interest for the years ended December 31, 1996 and 1995 amounted to $3,932 and $nil respectively.

Income Taxes

The Company provides for deferred income taxes resulting from the timing differences in reporting income and expenses for financial statement purposes compared to the method of reporting for income tax purposes. No deferred income taxes are reflected in the accompanying financial statements due to the Company's losses from operations.

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE FROM AND INVESTMENTS IN AFFILIATES

The Company is a general partner and a less than 50% interest owner in Eagle Partners, Ltd., Seahawk I, Ltd. and Seahawk II, Ltd. (Florida limited partnerships).

The partnerships are accounted for on the equity method. The report of independent certified public accountants on the 1996 financial statements of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd. each includes an explanatory paragraph raising substantial doubt about the partnership's ability to continue as a going concern. Pursuant to the partnership agreements, net losses of the Partnerships will be allocated as follows:

For Seahawk I, Ltd., 15% to the Class A Limited Partners, 10% for the Class B Limited Partners, 25% of the Class C Limited Partners and 50% to the General Partner. At such time as the capital account balance of any limited partner (taking into consideration all units owned by a partner including Class A, B and C) reaches zero, any further loss allocation shall be made to the general partner.

For Seahawk II, Ltd. and Eagle Partners, Ltd. 99% to the Limited Partners and 1% to the General Partner until the Limited Partners' capital accounts have been reduced to zero.

Net income is first allocated to the Limited Partners based on their proportionate ownership interests to the extent of the net loss previously allocated to them. Net income is then allocated to the General Partner to the extent of the net loss previously allocated to it. Thereafter, net income will be allocated as follows:

For Seahawk I, Ltd., the remaining net income is allocated 50% to the Limited Partners and 50% to the General Partner.

For Seahawk II, Ltd., the remaining net income is allocated 1% per unit of the limited partnership interest (not to exceed 50%), and the balance to the General Partner.

For Eagle Partners, Ltd., the remaining net income is allocated on a per unit basis with each $50,000 unit receiving 2.5% of the first $1 million of income allocated, 2% of the second $1 million of income allocated, 1.5% of the third $1 million of income allocated, 1% of the fourth $1 million of income allocated and 0.5% of income over $4 million allocated. The Company, as the general partner, will receive the balance of any net income to be allocated.

The Company's total distributive share of Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd. for 1996 and 1995 was $126,002 and $126,002 respectively. In accordance with the use of the equity method of accounting for its investment in partnerships, the Company has reduced its investment in those partnerships by its allocated portion of the partnership's losses.

The accounts and notes receivable from affiliates, less losses in excess of investment in affiliates at December 31, 1996 is detailed as follows:

                         SEAHAWK I SEAHAWK II     EAGLE    EAGLE
                           LTD.      LTD.        PARTNERS  MINERS     TOTAL
                                                    LTD.     LTD.
                         --------- ----------    --------  -------   -------
                             $         $            $        $          $

Note receivable            300,000                50,000              350,000
Interest receivable         56,249                 5,000               61,249
Accounts receivable        621,417   17,658    1,039,628   52,276   1,730,979
Less allowance for
 doubtful accounts                   (9,184)             (22,003)    (31,187)
Less losses in excess of
 investment in affiliates (697,540) (19,820) (1,124,290)          (1,841,650)
                          --------  -------   ----------  ------   ---------
                           280,126  (11,346)    (29,662)  30,273     269,391
                          ========  ======    =========   ======   =========

The accounts receivable are unsecured but the Note Receivable from Seahawk I Ltd. which became due in November 1996 is secured by 4,000 pearls owned by Seahawk I, Ltd. which are stated in that Company's artifact inventory at $36,000. (See Note 11)

The note receivable from Eagle Partners Ltd. is secured by the partnership's interest in Eagle Miners Ltd.

Eagle Partners, Ltd. is a general partner of Eagle Miners Ltd. The Company's receivable is a result of search services provided to the joint venture. The Company has provided an allowance for doubtful account of $22,003.

The Company has recorded losses in excess of its investments due to management's commitment to provide additional financial support. In 1996, the Company recorded its share of losses from affiliates primarily as a result of invoices billed to the affiliates for services provided. Therefore, the Company considers the negative investment account as a provision for uncollectible accounts.

NOTE 4 - INVESTMENT IN AFFILIATES

Summarized financial statement information is shown below:

                     SEAHAWK I, LTD. SEAHAWK II, LTD.  EAGLE PARTNERS, LTD.
                     --------------- ----------------  --------------------
                            $                $                 $
BALANCE SHEET
December 31, 1996
ASSETS:
  CURRENT ASSETS            1,835               52                   -
  OTHER ASSETS-
   Artifacts              625,275                -                   -
                      -----------       ----------         -----------
TOTAL ASSETS              627,110               52                   -
                      ===========       ==========         ===========

LIABILITIES AND
 PARTNERS' CAPITAL:
  CURRENT LIABILITIES   1,006,010           20,774           1,098,152
  PARTNERS CAPITAL:
   Capital
    contributions       2,511,040        1,371,250             150,100
   Accumulated
    deficit            (2,889,940)      (1,391,972)         (1,274,390)
                      -----------       ----------         -----------

TOTAL PARTNERS'
 CAPITAL (deficit)       (378,900)         (20,722)                  -
                      -----------       ----------         -----------

  TOTAL LIABILITIES
  AND PARTNERS' CAPITAL
  (deficit)               627,110               52                   -
                      ===========       ==========         ===========

STATEMENT OF
OPERATIONS            SEAHAWK I, LTD.  SEAHAWK II, LTD.  EAGLE PARTNERS, LTD.
FOR THE YEAR ENDED    ---------------  ----------------  --------------------
                       1996    1995     1996      1995     1996        1995
                         $       $        $         $        $           $
                      ------  ------   ------    ------  ------      --------

REVENUES              20,750  30,491        -         -       -            -
COST OF REVENUES      20,750   4,709        -         -       -            -
GROSS PROFIT               -  25,782        -         -       -            -
OPERATING GENERAL
 AND ADMINISTRATIVE
 EXPENSES              9,420  12,162    3,360     1,890   8,178       13,310
LOSS FROM OPERATIONS  (9,420) 13,620   (3,360)   (1,890) (8,178)     (13,910)
OTHER EXPENSE        (33,160)(41,383)       -         -  (8,104)     (73,034)
                     ------- -------   ------    ------ -------      -------
NET LOSS             (42,580)(27,763)  (3,360)   (1,890)(16,282)     (86,944)
                     ======= =======   ======    ====== =======      =======

The accompanying notes are an integral part of these financial statements

NOTE 5 - DEPOSITS

Deposits at December 31, 1996 consist of the following:

             Deposit on rented real estate              $ 6,800
             Utility deposits                             4,870
             Other deposits                                  16
                                                        -------
                                                        $11,686
                                                        =======

NOTE 6 - FIRST PREFERRED SHIPS MORTGAGE

As further discussed in Note 17 the capital lease obligation was settled for $1,500,000 during 1994. $500,000 was due April, 1994 and $1,000,000 due on a
non-interest bearing note payable April, 1996 secured by a first preferred ship mortgage on the Seahawk Retriever, her engines, tackle, equipment and apparel. At December 31, 1994, the Company reflected the note payable at the discounted present value of $970,590 using a 12% interest rate. In March,

1996 the agreement was amended and the date of the payment of the $1,000,000 extended to June 1, 1996. The Company and Commercial Union then reached an agreement that the mortgage would be extended for two years until June 2, 1997. Under the terms of the agreement, the new principal balance was $1,025,000, and was to be paid in eight quarterly installments, with interest charged at 5% per annum over the Citibank New York prime rate in effect on June 2, 1996, and adjusted thereafter biannually on the first day of December and June each year. The first seven quarterly installments was to comprise the interest accrued and due on the date of the installment plus $50,000 of the principal. The eighth and final installment was to comprise all the remaining amount due under the note. The Company did not pay the first three installments. However, on April 5, 1996 the Company sold the Seahawk Retriever and settled the amount due under the first preferred ships mortgage. (See Note
20)

NOTE 7 - DUE TO RELATED PARTIES

Amounts due to related parties at December 31, 1996 comprises:

                             Interest              Book Value        Amount
                   Due on     Rate    Secured on   of Security        Due
                  ---------  -------- ----------   -----------       ------

Secured note      31 Mar 97    12%    Company
                                       artifacts    $  9,738
                                      Seahawk I
                                       artifacts    $ 70,147         $65,000

Secured note      31 Mar 97    12%    Company
                                       artifacts    $105,070
                                      Seahawk I
                                       artifacts    $ 21,370         105,500

Secured note      16 Mar 97    18%    Company
                                       artifacts    $ 75,000          19,053

Secured note      31 Oct 97    12%    Mortgage      $600,000          90,000
                                      RV Seahawk

Other advances    demand       -      Unsecured         -            144,589
                                                                    --------
                                                                    $424,142
                                                                    ========

The Secured Note for $90,000 was repaid in October 1997.

NOTE 8 - NOTES PAYABLE - OTHERS

Notes payable - others, at December 31, 1996 comprises:

                          Interest             Book Value        Amount
                Due on      Rate   Secured on  of Security         Due
--------------  ------    -------- ----------  -----------       ------
Unsecured note
repayable at    demand       8%                $    -            $83,129
$1,000 monthly

Secured                              Company
note            28 Feb 97    18%     artifacts    57,634          50,000

Secured                              Company
note            1 Sept 96    18%     artifacts    45,068          25,000

Secured                              Company
note            20 Oct 96    18%     artifacts    122,820         95,000
                                                                --------
                                                                $253,129
                                                                ========

In October 1997, the Secured Note for $50,000 was paid by the issuance of 333,333 shares of the Company's common stock, and the Secured Note for $95,000 was increased with accrued interest to $120,000 and the term of the Note extended to October 31, 1998.

NOTE 9 - COMMON AND PREFERRED STOCK

Common Stock

On June 12, 1992, the Company effected a one for fifty reverse split on the shares of the Company's common stock outstanding. The per share amounts and number of shares in the financial statements have been retroactively adjusted for the effect of this reverse stock split. Concurrently, the Company's stockholders approved an amendment to the Articles of Incorporation decreasing the authorized common stock to 30,000,000 shares of no par value common stock.

Preferred Stock

The Company is authorized to issue 60,000,000 shares of Preferred Stock, no par value. The Preferred Stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The Company has designated 200,000 shares of its Preferred Stock as Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock was converted into 200,000 shares of Common Stock in August 1998. In January 1997, the Company designated 30,000,000 shares of its Preferred Stock as Series 2 Preferred Stock. In February 1998, the Company designated 550,000 shares of its Preferred stock as Series 3 Preferred Stock. 30,000,000 shares of the Series 2 and 550,000 shares of the Series 3 are currently outstanding.

The Series 1 Convertible Preferred Stock has the following rights and preferences:

Each share may be converted into one share of the Company's Common Stock at the option of the holder.

In the event that there is an effective registration statement covering the shares of Common Stock into which the Series 1 shares may be converted and the average closing bid price for the Company's Common Stock is at least $3.00 per share, the Series 1 Stock will be automatically converted on a one for one basis. The Company may redeem shares of the Series 1 Stock at any time, at its option on giving 7 days notice, at a price equal to the higher of $0.25 or the average closing bid and asked prices for its Common Stock for the 10 days prior to the date of the redemption notice. The Company is required to redeem the Series 1 shares at the price set forth in the paragraph above, on the earliest of the following:

December 1, 1999;

(ii) The date that Buckeye Communications, Inc. ("Buckeye") provides the Company with or arranges for the Company to be provided with, a cash infusion of $500,000 or more;

(iii) The date the Company receives a cash infusion of $1,500,000 or more in a single transaction or a series of four or less transactions in any one year.

If the Company receives proceeds from the sale of certain pearls which were previously used as collateral for a loan from Buckeye, in excess of $50,000, one half of the excess shall be applied to redeem shares of the Series 1 Stock at the price set forth above.

Each share of the Series 1 Stock is entitled to one vote and votes with holders of the Common Stock as a single class.

The Series 2 Convertible Preferred Stock has the following rights and preferences:

Each share may be converted into one fifth of one share of the Company's Common Stock at the option of the holder at any time after February 1, 2000. In the event that there is an effective registration statement covering the shares of Common Stock into which the Series 2 shares may be converted and the average closing bid price for the Company's Common Stock is at least $3.00 per share, the Series 2 Stock will be automatically converted on a one for one fifth basis.

The Company may redeem shares of the Series 2 Stock at any time, at its option, on giving 7 days notice, at a price equal to the higher of $0.0333 per share or the average closing bid and asked prices for its Common Stock for the 10 days prior to the date of the redemption notice. The Company is required to redeem the Series 2 shares at the price set forth in the paragraph above on or before February 1, 2007, provided that no such redemption shall be made on any share unless any promissory note used in lieu of payment for the share has been satisfied in full.

Each share of the Series 2 Stock is entitled to one vote and votes with holders of the Common Stock as a single class.

The Series 3 Convertible Preferred Stock has the following rights and preferences:

Each share may be converted into one share of the Company's Common Stock at the option of the holder at any time after January 31, 1999. In the event that the average closing bid price for the Company's Common Stock is at least $1.00 per share for 10 consecutive trading days, all the outstanding Series 3 Stock will be automatically converted on a one for one basis.

The Company may redeem shares of the Series 3 Stock at any time, at its option on giving 7 days notice, at a price of $0.10 per share. The Company is required to redeem the Series 3 shares at the aforementioned price on or before July 1, 2003.

Each share of the Series 3 Stock is entitled to one vote and votes with holders of the Common Stock as a single class.

NOTE 10 - COMMON STOCK OPTIONS AND WARRANTS

On April 18, 1990, the Company's Board of Directors approved a Stock Option Plan (the "Plan"). Under the Plan, stock options, which qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended (the "Code"), can be issued to employees of the Company.
Additionally, options can also be issued to the directors who render valuable contributions to the Company. Pursuant to the Plan, options to purchase up to 400,000 shares of the Company's common stock may be granted to employees and/or Directors of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on the date of the grant (110% of the market value in the case of option granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no options can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's Common Stock). The Plan was approved by the shareholders of the Company on December 14, 1990. Option activity during 1995 and 1996 is summarized as follows:

                                Number of Shares   Price per Share
                                ----------------   ---------------

Balance December 31, 1994               294,000    $0.20 - 10.00
Granted 1995                             92,000            $0.30
Terminated 1995                         (93,000)   $0.20 - 10.00
Exercised 1995                           (4,000)   $0.20
                                       --------    -------------
Balance December 31, 1995               289,000    $0.20 -  0.83
Granted 1996                            105,000    $0.13
Terminated 1996                        (121,000)   $0.20 -  0.30
Exercised 1996                             -       $ -
                                       --------    -------------
Balance December 31, 1996               273,000    $0.13 -  0.83
                                       ========    =============

The following options to purchase the Company's common shares were outstanding on December 31, 1996.

Date    Number of Shares          Exercise Price          Expiration Date
----    ----------------          --------------          ---------------
1/18/93         112,500                $ 0.20                  9/01/97
9/16/93          25,000                $ 0.83                  9/15/98
5/12/95          60,000                $ 0.30                  5/12/98
5/10/96          75,500                $ 0.13                  5/10/99
                -------
                273,000
                =======

On May 12, 1995 two officers were each granted 200,000 stock options as an inducement to renew their contract of employment and three directors were each granted 50,000 incentive stock options, all with an exercise price of $0.30 per share. On February 15, 1996 the exercise price of 200,000 of the options belonging to an individual was reduced to $0.21 per share and as part of a termination of employment arrangement, he exercised all 200,000 options against his past due salary and interest thereon amounting to $41,506. On June 25, 1996, two officers were each granted 200,000 stock options as an inducement to renew their contract of employment and three directors were each granted 50,000 incentive stock options, all with an exercise price of $0.12 per share.

The executive options as at December 31, 1996, are described as follows:

                                 Original          New
                                 Exercise        Exercise      Expiration
  Date   Number of Shares          Price           Price          Date
-------  ----------------        --------        --------      ----------
6/02/93     200,000                $0.70          $0.40          6/02/98
6/02/93     200,000                $1.20          $0.60          6/02/98
6/02/93     200,000                $3.00          $1.50          6/02/98
6/02/93     200,000                $5.00          $2.50          6/02/98
5/12/95     550,000                $0.30                         5/12/00
6/25/96     550,000                $0.12                         5/12/01
          ---------
          1,900,000
          =========

Warrant activity is summarized as follows:

                                   Number of Shares  Price per Share
                                   ----------------  ---------------
Balance December 31, 1994            6,405,695        $0.2500-5.00
Granted                                915,187        $0.2500-2.00
Exercised                              (65,000)       $0.2500-0.30
Expired                                (32,000)       $0.38
                                    ----------        ------------
Balance December 31, 1995            7,223,882        $0.2500-5.00
Granted 1996                         4,444,143        $0.1300-0.25
Exercised 1996                         (32,500)       $0.2000
Expired 1996                          (890,000)       $0.2500-0.40
                                    ----------        ------------
Balance December 31, 1996           10,745,525        $0.1300-5.00
                                    ==========        ============

The following warrants to purchase the Company's common shares were outstanding on December 31, 1996:


   Date           No. of Shares   Exercise Price    Expiration Date
--------          -------------   --------------    ---------------
01/21/92               23,000        Note A               Note A
01/21/92               32,191        $2.00                Note B
01/21/92               32,191         5.00                Note A
01/21/92              119,000        Note C               Note A
01/24/92              100,000        Note D                   -
10/13/93              250,000         0.25               10/13/99
02/18/94               50,000         0.30               02/28/98 Note F
03/01/94               25,000         0.30               03/01/98 Note F
04/06/94              142,000        Note C               Note A
04/01/94              400,000         0.25               12/31/99

05/19/94            1,000,000         0.50               04/14/97 Note H
06/01/94              100,000         1.00               06/30/97 Note H
10/19/94              100,000         0.50               10/19/97 Note F
05/11/94               15,000         0.40               Note E
07/31/94              606,250         0.32               07/31/98 Note G
07/31/94              740,000         0.32               07/31/97 Note G
11/10/94            1,800,000         0.32               11/10/96
03/31/95              112,500         0.30               03/31/97 Note H
06/02/95              100,000         0.32               06/02/97 Note H
10/31/95               14,250         0.50               10/31/96 Note H
09/30/95              360,000         0.32               10/01/97 Note H
10/01/95              100,000         0.50               10/20/97 Note H
09/30/95               80,000         0.32               09/30/97 Note H
01/01/96               32,000         0.25               12/31/97 Note H
07/08/96              132,143         0.25               06/30/98 Note H
09/24/96            2,140,000         0.13               09/02/99 Note G
09/24/96            2,140,000         0.13               03/02/99
                   ----------
                   10,745,525
                   ==========

Note A - 3 months after effective date of Registration Statement Note B - 18 months after effective date of Registration Statement Note C - 110% of lowest closing bid 180 days prior to exercise
Note D - $2.50 or divide 100,000 by lowest bid during prior 180 days Note E - 180 days after resignation
Note F - Expiration date extended as part of extension of loan
Note G - Expiration date extended as part of loan agreement
Note H - Warrants had expired by the date of this report

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company receives some of its revenues from the rental of a vessel and deep ocean search and survey equipment and the sale of services leased to Seahawk I, Ltd., Seahawk II, Ltd., Eagle Partners, Ltd. and Eagle Miners Ltd. For the years ended December 31, 1996 and 1995, the Company recorded revenues of $930 and $145,690 respectively, from these partnerships. At December 31, 1996 accounts receivable-affiliates includes $1,730,979 from this rental activity. See Note 4 for discussion of allowances for doubtful accounts and losses in excess of investments in affiliates and its relationship to accounts receivable-affiliates.

From March 13, 1989 until October 1995, the Company chartered the vessel R/V Seahawk from Seahawk, Inc., an affiliated Alabama corporation (the "Charter"). The Charter provided that Seahawk, Inc. was to provide the Company with the use of the R/V Seahawk and all equipment contained on board for a charter fee of $6,000 per month. The company was responsible for providing the entire crew, fuel, all provisions and consumables as well as provide for the day-to-day maintenance of the ship and on-board equipment. The company also has to maintain protection and indemnity insurance. The Charter was a written agreement for the first two years, and was verbally extended on a month-to-month basis until October 1995. Seahawk, Inc., an Alabama corporation, was principally owned by John C. Morris and Gregory P. Stemm, principal shareholders and former Officers and Directors of the Company, and by A. F. Budge, a principal shareholder. The basic terms of this Charter were negotiated by the prior management of the Company as part of the acquisition by the Company of R/V Seahawk in 1989. During November 1995, the Company acquired 100% of the outstanding common stock of Seahawk, Inc. in a transaction where the Company issued 2,400,000 shares of its Common Stock to the shareholders of Seahawk, Inc. and agreed to include these shares in a registration statement. Messrs. Morris and Stemm received 868,121 shares and 603,943 shares, respectively, and a corporation controlled by Mr. Budge received 533,130 shares. The agreement also provided that if the registration statement was not declared effective by May 1, 1995, the shareholders of Seahawk, Inc. would have the option to rescind the transaction. The registration statement was declared effective on February 14, 1995.

During January 1995, the Company issued 264,774 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the year ended December 31, 1994:

                         Number              Unpaid
     Name               of Shares         Remuneration
     ----               ---------         ------------

John Lawrence            132,387            $41,850
John Balch               132,387            $41,850

During April 1995, the Company issued 300,563 shares of its Common Stock to five accredited investors. These investors originally invested in a private offering during June 1994, and according the terms of the private offering, if the Company did not register the original shares by the end of 1994, the Company was required to issue additional shares in an amount equal to 30% of the shares originally purchased. Two of these investors were Carl Anderson and A. Budge who were issued 90,938 and 46,875 shares respectively.

During July 1995, the Company issued 25,000 shares to Daniel Derfus, a Director, who agreed to convert part of an existing loan and accrued interest into Common Stock. Mr. Derfus exercised existing warrants at $.30 per share.

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

From October 1995 Carl Anderson rented a motor car to the Company for $5,000 per annum. At December 31, 1996, the accrued rental due to Carl Anderson was $833.

During October 1995, the Company issued 360,000 shares of its Common Stock to Gregory Stemm, a shareholder and former officer and director, pursuant to a settlement agreement which resolved a lawsuit filed by Mr. Stemm against the Company. (See Note 13.)

During September 1995, the Company issued a total of 40,000 shares of its Common Stock to John Morris, a shareholder and former officer and director, upon payment to the Company of $10,000. These shares were sold because Mr. Morris exercised anti-dilution rights he held under previously issued warrants.

During January 1996, the Company extended the repayment date of a $300,000 promissory note due to the Company by Seahawk I, Ltd. to October 31, 1996.

During February 1996, the Company issued 304,366 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the year ended December 31, 1995:

                                                 Amount
                                Number          of Unpaid
        Name                   of Shares       Remuneration
        ----                   ---------       ------------

      John Lawrence             152,183           $44.400
      John Balch                152,183           $44.400

During February 1996, pursuant to the payment of past due salary of an ex employee, the Company authorized a reduction from $0.40 per share to $0.21 per share in the exercise price of the employee's warrants to purchase 200,000 shares of the Company's common stock. The employee then exercised the options and the amount due was offset against past due salary of $41,506.

In October 1996, the Company issued to Carl Anderson 2,140,000 class AH-1 and 2,140,000 class AH-2 Warrants to purchase the Company's common stock at $0.13 per share, pursuant to an agreement that Anderson lend the Company a minimum of $100,000. The AH-1 warrants were exercisable until March 24, 1997, and that expiration date was extended by the Company to September 24, 1997, in January 1997, when Anderson increased the loan by $65,000. The class AH-2 warrants are exercisable until September 24, 1999, but to a maximum number equivalent to the number of previously exercised class AH-1 warrants.

In October 1996, the Company agreed with Remarc International, Inc. to purchase for 1,000,000 shares of its common stock, a 5% interest in a corporation to be organized to search for and recover valuable cargoes of commodities from the shipwrecks of four World War 2 German Blockade Runners. Under the terms of the agreement, Remarc was to provide the research and finance and the Company was to manage the project and receive payment of 2.5% of the total operations budget. In February 1997, the Company became aware that three of the subject wrecks had been located by another party which, in the opinion of the Directors, substantially reduced the project's chances of success, so the Company negotiated a withdrawal from the agreement on payment of a penalty of 100,000 shares of common stock to Remarc.

In January, 1997, two officers were each granted 500,000 stock options as an inducement to renew their contract of employment and three directors were each granted 50,000 stock options, all with an exercise price of $0.13 per share.

In February 1997, the Company issued 30,000,000 shares of Series 2 preferred stock to United Commodities International Limited ("UCIL"), a United Kingdom based corporation that is controlled by John Lawrence and John Balch, in return for $1,000,000. At the same time the Company agreed to make a loan of $1,000,000 to UCIL, on the condition that the shares of Series 2 preferred be made available as collateral for future loans to the Company.

In February 1997, the Company also received a promise of a 5 year loan of $800,000 from an independent corporate lender with the loan being secured by UCIL's entire holding of the Company's Series 2 preferred stock. To date the lender has been unable to fulfill its promise due to lack of funds.

In July 1997, J. Robert Shaw was appointed a director of the Company and issued 200,000 options to purchase the Company's common stock at $0.11 per share.

During 1997, Carl Anderson loaned to the Company a total of $322,650 interest free. In November 1997, Anderson expressed his intention to convert $278,200 of the loans into 2,140,000 shares of common stock of the Company by exercising his AH1 warrants and the Company issued a 1 year note for the balance of $45,000 repayable on October 31, 1998 with 12% annual interest.

NOTE 12 - INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". There is no effect on prior operations as a result of the change. This new statement changes the criteria for the recognition and measurement of deferred tax assets or liabilities, including net operating loss carry forwards.

As of December 31, 1996, the Company had a net operating loss carry forward of approximately $14,000,000 which is available to offset future taxable income. The carry forward will begin to expire in the year 2004. The Company has not recorded a deferred tax asset since the use of the carry forward is indeterminable at this time.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Office and Warehouse Lease

In December 1990, the Company entered into a lease agreement for 17,500 square feet of office and warehouse space. The lease, commencing January 15, 1991, was for a term of three years with an option to renew for two additional one-year renewal periods. Rent during the initial term was $120,000 per year payable as follows: First year, $5,000 per month plus $60,000 of the Company's common stock; Second year, $6,667 per month plus $40,000 of the Company's common stock. The exact number of shares issued was determined by dividing the $60,000 and $40,000 by the average of the bid and the asking price on the last trading day prior to the commencement day. In April 1993, the Company re-negotiated the lease effective January 1, 1993 and ending December 31, 1993 and then renewed the lease until March 31, 1995 after which the lease has operated on a month to month basis. The lease provided for 7,000 square feet of office and warehouse space at a monthly rate of $5,500 and a further 5,000 square feet of office and warehouse space at monthly rate of $1,000.

Guarantor of Affiliate's Loan

The Company guaranteed a $250,000 10% note payable of its affiliate, Seahawk I, Ltd.. The loan was due December 31, 1995 and was secured with 3,500 natural pearls from the affiliate's artifact collection. The loan was in default due to non payment of interest and so the Company, as guarantors, accepted a secured note from Seahawk I, Ltd. for $300,000 and at the same time satisfied the principal of the loan by issuance of 900,000 shares of common stock and 200,000 shares of Series 1 preferred stock.

Legal Aspects of International Salvage

Legal ramifications with regard to the recovery of shipwrecks raise a number of issues. Salvors, historical interests and individuals claiming ownership based on the payment of insurance claims all have potential claims on goods brought up from the sea floor.

An entity responsible for the salvage of a sunken vessel and its cargo may expect to defend its claim to title against the original owners or their successors-in-interest, against rival salvors, and against governments asserting a historic interest in the shipwreck or cargo.

Potential claimants might include the insurers of the shipwreck as in the SS Central America case(Civil Action 87-363-N). Unless the insurers expressly disclaimed title after payment of a claim, and depending on the length of time the ship has remained sunken, the insurers might have a valid claim of title to recovered objects.

Lawsuit Relating to Notes Converted into Stock

During February, 1994 the Company agreed with Carl Anderson to convert two notes ("the Notes"), one for $44,448 and the other for $80,936 which, together with accrued interest thereon, totaled $141,804 into 567,212 shares of Common Stock in the Company. The Notes were in the name of Gregory P. Stemm, a former officer and director of the Company, who had sold them to Anderson. On April 27, 1995, Stemm filed a lawsuit against the Company alleging that (a) the Company must pay him the principal and interest due on the Notes plus attorneys' fees and such other relief as the Court sees just and proper, and
(b) Stemm is entitled to immediate possession of the Notes, and (c) the Company and Anderson conspired to deprive Stemm of his right to the Notes and as a result Stemm is entitled to damages due to this action on the basis that it the loss of value of the Notes plus interest, costs and attorneys' fees.

The Company defended the action on the basis that it was verbally informed by both Anderson and Stemm that the Notes had been transferred to Anderson, and that the Company relied on their representations and converted the Notes in good faith. However, on the advice of counsel, the Company has agreed to settle with Stemm. The Company has issued Stemm 360,000 shares of its Common Stock and raised a two year secured note at 12% per annum for $90,000, in consideration for Mr. Stemm dismissing the lawsuit. The total settlement was valued in the Company's books at $180,000. As part of the settlement of this matter, Carl Anderson agreed to pay the Company $.25 per share for the 567,212 shares which he was issued during February 1994.

Bonus Shares Issuable to Participants in Private Placements

In June, 1994 and November, 1994 the Company issued 1,001,875 and 800,000 shares of common stock respectively in two private placements. Under the terms of these private placements, if the stock issued was not registered by December 31, 1994, and March 10, 1995, a bonus of 30% of the original issue became due. The shares were not registered within the time limit, consequently 300,562 shares of common stock were issued in January, 1995 and 240,000 were issued in May, 1995.

In July 1995 the Company issued 1,259,136 shares of Common Stock in a private placement. Under the terms of the private placement, if the stock issued was not registered by December 31, 1995 a bonus of 25% of the original issue became due. The shares were not registered until February 14, 1995 and 314,784 shares of common stock were issued in January 1995. At December 31, 1995, the bonus shares were reflected in stockholders' equity as contingent bonus shares valued at $62,957.

Shares issued in payment of performance penalty

During 1995, the Company entered an agreement with an unrelated party under which the Company was required to issue 40,000 shares of its Common Stock to the unrelated party if the Company did not complete a minimum level of hours by December 31, 1995, searching for the shipwreck known as the Golden Eagle. The required level of work was not performed and the Company issued 40,000 shares to the party in January 1995.

Common Stock commitments exceeding authorized shares

In October 1997, Carl Anderson, a principal shareholder of the Company, exercised warrants to purchase 2,140,000 shares of Common Stock at $0.13 per share. At that time the Company informed Mr. Anderson that it did not have enough unissued authorized Common stock to be able to fulfill his purchase order and Mr. Anderson retracted the exercise of the warrants. It is the intention of the Directors of the Company to increase the authorized Common Stock to cover all present and foreseeable commitments.

Pesqamar and the Remarc consultancy agreement

On June 1, 1994, the Company signed an Agreement for Consulting Services with Remarc International, Inc., a Colorado corporation controlled by two former officers and directors of the Company, John Morris and Gregory Stemm. The Agreement provided that Remarc would, at its own expense, seek to obtain for the Company a permit from the appropriate government to search for and salvage a particular shipwreck known as the "Santa Rosa" in Brazilian waters. If such a permit were obtained for the Company by Remarc, then the Company agreed to grant Remarc between 6% and 9-% of the gross proceeds of any successful recovery from the project. The actual percentage granted to Remarc was to depend on the size of portion of the recovery that would be taken by the Brazilian government in return for the permit.

In furtherance of the negotiations for the permit, it became prudent to join forces with a Brazilian competitor to form a bidding Consortium. The Consortium rendered the consultancy Agreement with Remarc inappropriate, and under a Joint Venture Agreement dated August 1995 with the Company, Remarc agreed to forego its entitlement to the percentage of the gross recovery of the project and instead become equal partners with the Company in a Brazilian domiciled company, Pesqamar Pesquisas Arqueologicas Maritimas Ltda. (Pesqamar), that owns half of the Consortium. The Company and Remarc each own 24.5% of the voting common stock of Pesqamar with the remaining 51% being owned by Brazilians. The Company and Remarc also each own 50% of the non voting preferred stock of Pesqamar. Under the new arrangement Remarc funded Pesqamar's costs and the Company is to refund 50% of any costs to Remarc when external project funding for the Santa Rosa project is in place. The Company has accrued $101,258 in its financials as at December 31, 1996, to account for the liability to Remarc.

NOTE 14 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,094,763 for 1996 and has incurred substantial net losses for each of the past several years resulting in an accumulated deficit of $13,526,739. At December 31, 1996, the Company has negative working capital as indicated by current liabilities exceeding current assets by $1,511,321. These factors raise substantial doubt about the Company's ability to continue as a going concern. In addition to shipwreck projects for which Management is currently seeking permits and raising funds, Management plans to obtain rental income from its marine assets and enter the museum attraction business. Management feels that these factors will contribute toward achieving profitability.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 15 - SETTLEMENT OF A LAWSUIT RELATED TO CAPITAL LEASE OBLIGATION AND SALE OF REMOTELY OPERATED VEHICLE

In 1990, the Company acquired a Remotely Operated Vehicle (ROV) under the provisions of a long-term lease. For financial reporting purposes, the ROV had been capitalized in accordance with the Statement of Financial Accounting Standards No. 13.

In June, 1992, Commercial Union Capital Limited ("Commercial Union"), the company from which the Company leases its large ROV "Merlin", filed a lawsuit against R.V. Seahawk, Inc. In Personam, Seahawk Deep Ocean Technology, Inc. In Personam and the "Seahawk Retriever" In Rem.

In its complaint Commercial Union alleged that the Company had committed a breach or default under its Lease Purchase Contract with Commercial Union since the Company failed to make its payment due July 2, 1991 and had failed to make all payments due thereafter. Commercial Union further alleged that it has elected to treat the breach by the Company as a termination of the Lease Purchase Contract, entitling Commercial Union to recover the loss value as defined in the Lease Purchase Contract as of June 9, 1992 of $1,173,371. Commercial Union alleged that it is also entitled to receive the amount of the Company's arrears equal to $447,208 plus interest on the arrears from June 20, 1991 through June 9, 1992 plus (a) interest accruing at the rate of $386 per day and (b) attorney fees and costs of $156,113.

Commercial Union, in its complaint, was also seeking a maritime lien against the Seahawk Retriever, her engines, tackle equipment and appurtenances and asked that the ship be sold and the proceeds be paid toward the amount of any judgment.

On June 18, 1992, the Company responded by filing a Motion to Quash the Arrest Warrant and to dismiss the In Rem Complaint. On December 23, 1992, a magistrate judge recommended the arrest be quashed and the vessel released. However on May 21, 1993 a district court judge concluded that the magistrate judge's recommendations should not be adopted.

On February 9, 1994 and amended on April 1, 1994, the Company and Commercial Union entered into a joint stipulation agreement to delay sale of the Seahawk Retriever. The settlement provided for the Company to pay Commercial Union $500,000 in cash and sign a $1,000,000 note payable one year from closing secured by a first preferred ship mortgage on the Seahawk Retriever, her engines, tackle, equipment and apparel. The note is non-interest bearing through its due date. The note was payable on April 15, 1995 but in March 1995, because of the bankruptcy filing of the third party charterer of the Retriever (See Note 17) Commercial Union agreed to extend the expiration date of the note to June 1, 1995. The note was settled as part of the sale of the Retriever in April 1995, (See Note 20).

The Company also agreed to grant Commercial Union warrants to purchase 400,000 shares of the Company's common stock at an exercise price of the lower of $.3125 and the lowest price per share at which the Company issues stock during the life of the warrants. At December 31, 1996, the exercise price was $.25.

To permit the Company to generate the $500,000 in cash needed to close this transaction, Commercial Union allowed the Company to sell the ROV "Merlin" to a third party. On March 8, 1994, the Company and Commercial Union entered into an agreement with the third party to sell the ROV "Merlin" for $650,000 cash. All cash on the sale was received by April 11, 1994.

NOTE 16 - VESSEL BAREBOAT CHARTER AND PURCHASE OPTION AGREEMENT

During August 1994, the Company entered into a Vessel Bareboat Charter and Purchase Agreement with International Diving and Consulting Services, Inc. ("International Diving"), a Lafayette, Louisiana based underwater service company. Pursuant to this agreement, International Diving agreed to charter the SEAHAWK RETRIEVER for the five year period commencing September 1, 1994, and to purchase the vessel at the end of the five year period for $1,350,000 plus interest at a rate equal to 3% per annum over the Citibank New York prime rate less credits as explained in the next paragraph.

The agreement further provides that International Diving will market the vessel at a minimum day rate of $5,000, except that all lump sums or turnkey projects will have a $6,000 minimum daily rate. International Diving further guarantees one hundred eighty (180) days utilization of the vessel at a rate of $5,000, or an annual total of $900,000. The greater of the guaranteed revenues or the actual revenues, after deduction for certain operating costs, will be shared between the Company and International Diving as follows: (i) 35% to the Company as charter hire for the vessel; (ii) 30% to International Diving for operating costs and profit; and (iii) 35% to the Company which will be applied toward the purchase price of the vessel. Payments are due quarterly within 10 days after the end of each quarter. In the event International Diving fails to purchase the vessel at the end of the five year term, the vessel is to be returned to the Company and the 35% payments which are credited toward the purchase price will be retained by the Company as liquidated damages. International Diving's performance under this agreement has also been personally guaranteed by the two principals of International Diving.

On November 23, 1994, International Diving filed a voluntary petition in the United states Bankruptcy Court under Chapter 11 of the Bankruptcy Code. Due to this Chapter 11 filing, International Diving was not able to make the lease payment in the amount of approximately $100,000 which was due to the Company on December 10, 1994.

On March 7, 1995, the U.S. Bankruptcy Court Western District of Louisiana, Lafayette - Opelousas Division ordered International Diving to pay (a) $130,836 on or before March 17, 1995; (b) $56,935 on or before April 7, 1995;
(c) $56,935 on or before May 7, 1995; and (d) all future payments under the Agreement as they come due, and ordered that the Agreement be amended to grant International Diving the option to purchase the Retriever for the sum of $1,450,000 payable in cash on or before June 1, 1995. International Diving declined the option to purchase the Retriever and has made the payments under
(a), (b), and (c) above but was unable to make the payment of $136,703.50 due on June 10, 1995, and on July 11, 1995 (as modified on July 25, 1995), the same Bankruptcy Court ordered International Diving to make payments of $45,568 on July 11 and July 25, 1995, and to make payments of $53,179 on August 8, August 24, and September 5, 1995. The payment due on July 11, 1995 was made and $45,000 was received on August 8, 1995. No further payments have been received.

On August 22, 1995, the Bankruptcy Court ordered that because International Diving had failed to pay the sums required by order of July 25, 1995, they should immediately surrender the Retriever to the Company. The vessel was repossessed by the Company on September 12, 1995 and sold for $1,438,750 in April 1995.(See Note 18)

On June 5, 1995, the Company filed a claim and a motion for payment in the Bankruptcy Court against International Diving and against one of the principals of International Diving as guarantor for the company, in the sum of $1,486,374 for damages and other amounts by International Diving under the Agreement. The claim reflected credit for sums received as a result of the sale of the vessel to a third party following the breach by the debtor. Management expects to recover little if anything from the claim and in accordance with Company policy, the claim will not be recorded in the financial statements until any proceeds are received.

NOTE 17 - COST OF SETTLEMENT OF CLAIMS

During 1995 the Company settled past due debts with three note holders and certain other creditors at a cost to the Company of $55,085.

To settle a past due note, the Company turned over collateral valued at $129,328 to the note holder for the principal of the note and accrued interest amounting to $115,770, creating a loss on settlement of $13,558.

The Company settled a past due note and interest ($65,575), accrued expenses($18,161), and current obligations($14,000) with a related party by issuing a 2 year secured note payable in the amount of $105,500, creating a loss on settlement of $7,264.

The Company settled a past due note with interest ($58,284), and accrued expenses($11,649) owed to a related party in exchange for a note in the amount of $65,000, which generated a gain on the settlement of $3,934.

The Company settled a dispute with two other related parties in which notes originally held by the first party were converted to stock by the second party who purchased the notes but did not fully pay for them. The original note holder sued the Company for repayment of the notes and settled with the Company for $180,000, $90,000 of which was settled by issuance of 360,000 shares of the Company's Common Stock and 360,000 warrants to purchase the Company's Common Stock at $0.32 per share and issuance of a secured 2 year note in the amount of $90,000. The party that had previously been issued stock for the notes then agreed to reimburse the Company $141,803 which was the amount that the stock would have cost under the original conversion. This resulted in a loss on this settlement in the amount of $38,197.

During 1996 the Company settled amounts due to an unrelated party by issuance of stock valued at $10,000 and a cash payment of $1,228. This resulted in a gain on settlement of $3,491.

NOTE 18 - SETTLEMENT OF FIRST PREFERRED SHIPS MORTGAGE AND SALE OF THE
RETRIEVER

In April 1995, the Company sold the Retriever to an unrelated party for $1,438,750. Prior to the sale, the Company owed Commercial Union $1,025,000 plus $142,826 in accrued interest ($96,828 of which was accrued as of December 31, 1995). The Company was able to settle the entire debt for $900,000.

The first preferred ships mortgage settlement and loss on sale of the Retriever is reflected in the financial statements for the year ended December 31, 1995, as follows:

      Selling price                           $ 1,438,750
      less commission and fees                 (   84,864)
                                              -----------
      Net selling price                         1,353,886
      Net book value                            1,570,276
                                              -----------
      Provision for writedown                 $   216,390
                                              ===========
      First preferred ships mortgage          $ 1,025,000
      Accrued interest December 31, 1995           96,828
                                              -----------
                                                1,121,828
      Debt settled for                            900,000
                                              -----------
      Benefit on settlement of ships mortgage $   221,828
                                              ===========

NOTE 19 - ECONOMIC DEPENDENCE

For the year ended December 31, 1995, approximately $381,667 of revenues were attributable to a single major customer from the charter of the Seahawk Retriever which was sold in April 1995.

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                       First        Second       Third       Fourth
                      Quarter       Quarter      Quarter     Quarter
                     ---------     ---------    ---------   ---------
1995
Revenues           $  122,327    $ 116,940    $ 198,223    $ 164,904
Net Income (loss)    (219,103)    (187,922)    (405,930)    (586,026)
 Income (loss) per
 share                 (0.01)       (0.01)       (0.02)       (0.03)
Weighted average
 number of common
 shares and
 common shares
 equivalent
 outstanding       20,167,811   20,262,761   20,488,249   21,327,705

1996
Revenues           $   51,710    $   5,054    $   2,506    $   7,531
Net Income (loss)    (319,757)    (293,980)    (220,924)    (366,185)
Income (loss) per
 share                 (0.01)       (0.01)      (0.01)        (0.01)
Weighted average
 number of common
 shares and
 common shares
 equivalent
 outstanding       25,351,480   25,700,665   25,846,287   25,918,700

NOTE 21 - SUBSEQUENT EVENTS

Issuance of Series 2 Preferred Stock

In February 1997, the Company issued 30,000,000 shares of Series 2 preferred stock to United Commodities International Limited ("UCIL"), a United Kingdom based corporation that is controlled by John Lawrence and John Balch, in return for $1,000,000. At the same time the Company agreed to make a loan of $1,000,000 to UCIL, on the condition that the shares of Series 2 preferred be made available as collateral for future loans to the Company. In February 1997, the Company also received a promise of a 5 year loan of $800,000 from an independent corporate lender with the loan being secured by UCIL's entire holding of the Company's Series 2 preferred stock. To date the lender has been unable to fulfill its promise due to lack of funds.

Issuance of Series 3 Preferred Stock

In February 1998, the Company issued 550,000 shares of Series 3 preferred stock to a non affiliated company as part payment for subcontracted services valued at $55,000.

Lease and Sale of Artifacts

In October 1997, the Company signed an agreement with Michael's International Treasure Jewelry, Inc., Key West Florida, to exhibit certain artifacts for a minimum period of 12 months, at a rental of $57,500 per quarter in advance. The artifacts included the entire inventory of Seahawk I, Ltd. The agreement also provided for Michael's to have an option to purchase the artifacts for $2,500,000 ($750,000 cash and $1,750,000 in common stock of Vanderbilt Square, Inc., a publicly quoted affiliate of Michael's) at any time during the term of the lease. Any revenue from the agreement was to be divided between the Company and Seahawk I, Ltd. in the ratio of the respective book values of the assets involved. On February 10, 1998, Vanderbilt changed its name to Treasure and Exhibits International, Inc.("TEI"). Prior to the agreement, the Company signed an agreement with Odyssey Marine Exploration, Inc. to pay Odyssey 10% of any proceeds from the lease or subsequent sale pursuant to the introduction by Odyssey of Michaels and Vanderbilt to the Company.

On March 19, 1998, TEI entered an agreement with the Company and Seahawk I, Ltd. To purchase all of Seahawk I, Ltd.'s artifacts, their related documentation and all of the Company's artifacts. The consideration was $822,056 in cash and 9,500,000 newly issued shares of TEI's common stock which were valued at the time of the agreement at $0.17 per share or $1,615,000. Immediately thereafter Seahawk I, Ltd. repaid all its debt to the Company in cash and TEI stock, repaid other loans to two of the limited partners and in accordance with the Partnership Agreements, 1,998,196 shares of TEI stock were distributed to all the limited partners in proportion to their original capital contributions, which totalled $1,311,040. Each Limited Partner received approximately 1.52 shares for each $1 of capital they introduced. The General Partner received no repayment of its original capital contribution of $1,200,000.

The Limited Partners voted to terminate the partnership as of September 30, 1998.

On July 20,1998, the Company agreed to sell its remaining holding of 5,302,084 shares in TEI to First Consolidated Financial Corp., a Florida corporation, for a total consideration of $450,677 ($0.085 per share). The agreement provided for the cash to be paid in five tranches, $180,270 on the date of the agreement and at least $50,000 during each of September, October and November 1998 with the balance in by December 31, 1998. In the event, after paying the first tranche, no further payment was made until November 10, 1998, when the Company accepted a discount of $10,407 in return for the whole of the balance being paid on that date.

The transactions with TEI can be summarized as follows:

i) In total.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------

Artifacts sold for       822,056      9,500,000     1,615,000     2,437,056
  Less commission         76,750      1,008,827       166,500       243,250
Net Sale proceeds        745,306      8,491,173     1,448,500     2,193,806
Less provision for
 costs and subsequent
 loss on sale of stock     5,000                      250,392       255,392
Net proceeds after
 provision               740,306      8,491,173     1,198,108     1,938,413
Book value of artifacts
 sold                                                               928,348
Profit on sale of
 Artifacts                                                        1,010,066

ii) In the books of the Company.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------

Artifacts sold for       280,074      3,236,650       550,230       830,304
 Less commission          26,149        343,708        56,727        82,875
Net Sale proceeds        253,926      2,892,942       493,503       747,429
 Less provision for
 costs and subsequent
 loss on sale of stock     5,000                      250,392       255,392
Net proceeds after
 provision               248,926      2,892,942       243,111       492,037
Book value of artifacts
 sold                                                               303,073
Profit on sale of
 Artifacts                                                          188,964

iii) In the books of Seahawk I, Ltd.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------

Artifacts sold for       541,982      6,263,350     1,064,771     1,606,752
 Less commission          50,601        665,119       109,773       160,375
Net Sale proceeds        491,380      5,598,231       954,997     1,446,377
Book value of artifacts
 sold                                                               625,275
Profit on sale of
 Artifacts                                                          821,102

In May 1998, Carl Anderson loaned the Company $73,500 for one month at an annual interest of 18% and secured with 3,500,000 shares of common stock in Vanderbilt Square Corporation. As part of the consideration for making the loan the Company agreed to extend the validity of certain warrants belonging to Anderson. The loan was repaid on the due date.

In May 1998, the Company, under the Pesqamar joint venture agreement with Remarc International, Inc. dated August 17,1995, had accrued a debt due to Remarc for running expenses of Pesqamar in the sum of $153,018. In payment of that amount, the Company transferred to Remarc 1 million restricted shares of common stock in Vanderbilt Square Corporation, and, in lieu of the agreement from Remarc that all future Pesqamar expenses would be borne fully by Remarc, the Company transferred 2.5% of its holding in Pesqamar to Remarc.

In March, 1998, the Company received a demand for indemnity from Greg Stemm, John Morris and Dan Bagley, all former directors and officers of the Company, for payment of the sum of expenses they incurred in defending an action brought against them by the Securities and Exchange Commission. The indemnification claim was made under Colorado corporate law. The Company has received itemization of the purported legal fees and costs incurred in the defense of the former directors and officers in the amount of approximately $700,000. In the event that the Company resists or fails to resolve the claim for indemnity, the former directors and officers have indicated their intention to proceed with a lawsuit.

The Company's directors are investigating merits of the claim including the fact that the Registrant formerly agreed with the Securities and Exchange Commission that it would not pay the legal expenses of the former officers and directors in their defense of the action in question.

It is the Company's position that the agreement with the Securities and Exchange Commission takes priority over state law and the Company will vigorously resist the demand for indemnity.

Report of Independent Certified Public Accountants

Limited Partners of
Seahawk I, Ltd.
Tampa, Florida


We have audited the accompanying balance sheet of Seahawk I, Ltd. (a Florida limited partnership) as of December 31, 1996 and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seahawk I, Ltd. as of December 31, 1996 and the results of its operations, changes in partners' capital and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounted principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the partnership incurred a net loss of $42,580 for 1996, has incurred substantial net losses for each of the past seven years and has a partners' deficit of $378,900. In addition, the Partnership has negative cash flows from its operating activities. These factors, in addition to other factors as discussed in Note 7, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Partnership cannot continue in operation.


                                    /s/ Giunta, Ferlita & Walsh, P.A.
                                    Giunta, Ferlita & Walsh, P.A
                                    Tampa, Florida
                                    February 6, 1998
                                    (except for Note 8, as to which
                                    the date is December 10, 1998)

SEAHAWK I, LTD.
BALANCE SHEET
DECEMBER 31, 1996



ASSETS

CURRENT ASSETS
  Cash                                             $       268
  Accounts receivable                                      421
  Inventory - other                                      1,146
                                                   -----------
   Total Current Assets                                  1,835

OTHER ASSETS
  Artifact inventory                                   625,275
                                                   -----------
                                                   $   627,110
                                                   ===========


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Accounts payable - affiliates                    $   621,417
  Accounts payable - other                               4,087
  Accrued expenses                                      68,406
  Notes payable - Limited Partners                      12,100
  Note payable - General Partner                       300,000
                                                   -----------
   Total Current Liabilities                       $ 1,006,010

PARTNERS' CAPITAL (DEFICIT)
  Capital contributions                            $ 2,511,040
  Accumulated deficit                               (2,889,940)
                                                    (  378,900)
                                                   -----------
                                                   $   627,110
                                                   ===========









The accompanying notes are an integral part of these financial statements.

SEAHAWK I, LTD.
STATEMENTS OF OPERATION
FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995



                                             1996           1995
                                          -----------    -----------

SALES                                      $ 20,750        $ 30,491

COST OF SALES                                20,750           4,709
                                           --------        --------

GROSS PROFIT                                   -             25,782
                                           --------        --------

OPERATING EXPENSES                            3,360           8,122

GENERAL AND ADMINISTRATIVE EXPENSES           6,060           4,040
                                           --------        --------
                                              9,420          12,162

PROFIT (LOSS) FROM OPERATIONS                (9,420)         13,620
                                           --------        --------

OTHER INCOME (EXPENSE)
 Interest expense                           (33,160)        (41,383)
                                           --------        --------

NET (LOSS)                                 $(42,580)       $(27,763)
                                           ========        ========

STATEMENT OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995

                                    Number       Capital         Accumulated
                                    Units     Contributions        Deficit
                                    ------    -------------      -----------
BALANCE,December 31, 1994             204     $ 2,511,040        $(2,819,597)
                                      ---     -----------        -----------
NET (LOSS)1995                         -            -             (   27,763)
                                      ---     -----------        -----------
BALANCE,December 31, 1995             204       2,511,040         (2,847,360)
                                      ---     -----------        -----------
NET (LOSS)1996                         -            -             (   42,580)
                                      ---     -----------        -----------
BALANCE,December 31, 1996             204     $ 2,511,040        $(2,889,940)
                                      ===     ===========        ===========




The accompanying notes are an integral part of these financial statements.

SEAHAWK I, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995

                                                1996             1995
                                             --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $(42,580)         $(27,763)
                                             --------          --------
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Decrease in prepaid expense                   -               3,915
   (Decrease) increase in accounts
     payable - affiliates                     (11,905)          (19,156)
   (Decrease) increase in accrued expenses     33,735            32,467
   (Decrease) increase in accounts
     payable - other                                              2,000
   (Increase) decrease in inventory
     - artifacts and other                     20,750             4,709
                                             --------          --------
     Total adjustments                         42,580            23,935
                                             --------          --------
  Net cash (used)by operating activities          -             ( 3,828)
                                             --------          --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                -             ( 3,828)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                             268             4,096
                                             --------          --------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                              $    268          $    268
                                             --------          --------
SUPLEMENTAL DISCLOSURE INTEREST PAID         $    -            $    -
                                             ========          ========
  TAXES PAID                                 $    -            $    -
                                             ========          ========

SIGNIFICANT NON-CASH TRANSACTIONS

In 1995, non-cash financing activities included the following:

  Collateralized artifact inventory taken due to default
   of an obligation of the General Partner.  Reflected
   as a reduction of account payable - affiliates             $  129,328

  Limited Partners' notes payable assumed and satisfied
   by General Partner                                             20,786

In 1995, non-cash operating activities included the following:

  Artifact inventory given to Limited Partner note-holder
   to satisfy accrued interest payable                             5,625

  Accrued interest payable assumed and satisfied by
   General Partner                                                 9,500

In 1996 there were no significant non-cash transactions.

The accompanying notes are an integral part of these financial statements.

SEAHAWK I, LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

Seahawk I, Ltd. (The "Partnership") was formed May 23, 1988 as a Florida limited partnership. The Partnership consists of several Limited Partners and a corporate General Partner, Seahawk Deep Ocean Technology, Inc. (the General Partner). The purpose of the Partnership is to engage in expeditions to locate, identify, and retrieve samples from shipwrecks in waters off the coast of Florida. Since the Partnership has located a colonial age sunken vessel, the purpose of the Partnership has been expanded to include the salvage and recovery of artifacts.

The Partnership agreement extends through December 31, 1998, and may be terminated earlier at any time at the election of the General Partner with the consent of a Majority - In - Interest of the Limited Partners.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

As provided in the Partnership Agreement, the Partnership's accounts are maintained on the cash basis of accounting for tax purposes, however, for financial statement purposes they are adjusted to the accrual basis in order to conform with generally accepted accounting principles.

Use of Estimates

The Partnership uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Inventory - Artifacts

Inventory consists of artifacts and precious metals recovered from a colonial age sunken vessel discovered off the coast of Florida. Inventory is stated at the lower of cost or market. Cost of individual artifacts is determined as the estimated net realizable value.

Statement of Cash Flows

Cash includes cash in bank.

Allocation of Net Income and Net Losses

Initially, net losses of the Partnership were allocated 99% to the Class A Limited Partners and 1% to the General Partner until the Class A Limited Partners' capital accounts had been reduced to zero. Net income was to be first allocated to the Limited Partners based on their proportionate ownership interests to the extent of net losses previously allocated to them. Next; net income was to be allocated to the General Partner to the extent of net losses previously allocated to him. All remaining net income was to be allocated 50% to the Limited Partners and 50% to the General Partner.

Upon completion of the Class B limited partnership offering in 1990, the allocation of net losses and income was as follows:

Net losses of the Partnership allocated 30% to the Class A Limited Partners, 20% to the Class B Limited Partners and 50% to the General Partner.

Net income was to be allocated to the Limited Partners, as it was before, based on their proportional ownership interests to the extent of net loss previously allocated to them and to the General Partner to the extent of net loss previously allocated to him. All remaining net income will be allocated 30% to Class A Limited Partners, 20% to Class B Limited Partners and 50% to the General Partner.

Upon completion of the Class C limited partnership offering, the allocation of net losses and income is as follows:

Net losses shall be allocated 15% to the Class A Limited Partners, 10% to the Class B Limited Partners, 25% to the Class C Limited Partners and 50% to the General Partner. At such time as the capital account of any limited partner reaches zero, any further loss allocation shall be made to the General Partner.

Net income shall be allocated first to the limited partners to the extent of any net losses previously allocated, then to the General Partner to the extent of losses allocated to the General Partner. Any additional net income shall be allocated 15% to the Class A Limited Partners, as a class, 25% to the Class B Limited Partners, 25% to the Class C Limited Partners and 50% to the General Partner.

Distribution of Cash

Cash available for distribution from Partnership operations represents cash generated from Partnership activities after payments of all expenses of the Partnership and the establishment of any reserves deemed appropriate by the General Partner. Any distributions shall be made in the following order of priority:

First to the Partners to repay outstanding loans to the Partnership; then to the Class A Limited Partners in the amount sufficient to return to the Class A Limited Partners the total amount of their cumulative Capital Contributions to the Partnership. Then, 50% to the Class B Limited Partners as a class and 50% to the General Partner until the Class B Limited Partners as a class and the General Partner have received distributions in the amount of $500,000 each, taking into account prior distributions of cash or property. Then 50% to Class C Limited Partners as a class and 50% to the General Partner until the Class C Limited Partners and the General Partners have received distributions in the amount of their original contribution, taking into account prior distributions of cash or property. Then, to the Partners in amounts up to and in proportion to their respective capital account balances if any. Then the balance shall be distributed 15% to Class A Limited Partners, 10% to Class B Limited Partners 25% to Class C Limited Partners and 50% to the General Partner.

Income Taxes

In accordance with Section 701 of the Internal Revenue Code, the Partnership is not a taxable entity, therefore the results of operations flow through to the partners for tax purposes. The tax returns and the amounts of Partnership income or loss distributed to the partners are subject to examination by Federal and State taxing authorities.

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 1996 consist of the following:

Notes payable to certain Limited Partners
with interest at the rate of 15% per annum
payable January 15th of each year. The principal
sum plus accrued interest was due October 10, 1992,
unsecured.                                                       $   12,100

Note payable to General Partner (see Note 4 below)                  300,000
                                                                 ----------
                                                                 $  312,100
                                                                 ==========

NOTE 4 - NOTE PAYABLE GENERAL PARTNER AND OTHER INFORMATION

During 1993 the Partnership issued a note payable to an unrelated party in the sum of $250,000 with interest payable quarterly in arrears. The principal sum plus any accrued interest was to be payable on October 31, 1995. The loan was secured with 3,500 natural pearls from the Partnership's artifact collections and was guaranteed by the General Partner. The note fell into default as a result of non-payment of interest and on December 1, 1994 an agreement was reached between the note holder and the General Partner whereby the principal was satisfied by the issue of 900,000 shares of common stock and 200,000 shares of Series 1 preferred stock in the General Partner. The General Partner also agreed to pay the outstanding interest in cash. In return for this settlement of their debt to the unrelated party the Partnership issued to the General Partner a note for $300,000 payable on November 30, 1995 together with accrued interest at the rate of 10% per annum. The note is secured by 4,000 pearls owned by the Partnership valued in the General Partner's artifact inventory at $36,000. In March 1998, the note was repaid with shares in the stock of a corporation that purchased the Partnership's artifacts. (see Note 8 Subsequent Events)

In June 1992, the General Partner received loans of $200,000 from unrelated parties and $50,000 from a related party. The notes were due December 31, 1992 with interest at 10% per annum payable at the time the note is paid off. These notes were collateralized by all the gold artifacts owned by the Partnership, approximately 500 ounces. As additional consideration, the General Partner issued two year warrants to purchase an aggregate of 200,000 shares of common stock at 110% of the lowest closing bid price of the General Partner's common stock during the 180 calendar days prior to the exercise date with the maximum exercise price to be $3 per share. All these notes were converted to common stock of the General Partner in May 1993 except the $50,000 loan from a related party. The collateral for that loan was changed from the Partnership's gold to assets owned by the General Partner. In March 1995 the related party consolidated the loan and outstanding interest with other debt due by the General Partner and issued a new note for $105,500 which was repayable on March 31, 1997. The new note is secured with Partnership artifacts valued in the Partnership's artifact inventory at $21,370, and artifacts owned by the General Partner and listed in the General Partner's artifact inventory at $105,070.

In December 1992 the General Partner received a loan of $10,000 from an unrelated party. The note was due on December 1, 1993 with interest at 10% per annum payable at the time the note was paid off. The note is collateralized by silver coins owned by the Partnership valued in the Company's artifact inventory at $22,284. The note was increased to $17,000 in

January 1994 and extended until December 1, 1995. There was no change made to the collateral but as consideration for the first note the General Partner issued two year warrants to purchase 40,000 shares of common stock at $0.25 per share and as consideration for the extended note the General Partner issued two year warrants to purchase 32,000 shares of common stock at $0.38 per share. In March 1995 the note was extended for one year on the basis that the validity of the $0.25 warrants was extended until six months after all amounts due under the note are repaid. In July 1995 accrued interest was paid, certain of the principal was repaid and the note was amended to $9,522.55. In January 1995 the note and accrued interest was incorporated into a new note for $10,500 repayable on April 1, 1995 with the condition that if the loan is not repaid within 60 days of the due date the entire collateral will be forfeited in lieu of the amount due.

In June 1993 the General Partner received a loan of $250,000 from an unrelated party. The note was due on July 31, 1994 with interest at 10% per annum payable at the time the note was paid off. The note was collateralized by gold artifacts owned by the Partnership valued in the Company's artifact inventory at $466,685. As additional consideration the General Partner issued two year warrants to purchase 250,000 shares of common stock at $1.00 per share. In September 1994 the General Partner paid the note and the collateral was released.

In June 1994, the General Partner received a loan of $100,000 from an unrelated party. The note became due on June 1, 1995, together with interest at 10% per annum. The note was collateralized by gold artifacts owned by the Partnership valued in the Partnership's artifact inventory at $129,328. As additional consideration the General Partner issued two year warrants to purchase 100,000 shares of common stock at $1.00 per share. In December 1995 the note was paid off by surrendering the collateral to the note holder. In the books of the Partnership the transaction was treated as a reduction of $129,328 in the amount due to the General Partner.

In October 1994 the General Partner received a loan of $95,000 from an unrelated party. The note became due on October 20, 1995, with interest at 10% per annum payable at the time the note is paid off. The note is collateralized by gold artifacts owned by the Partnership valued in the Company's artifact inventory at $128,393. As additional consideration the General Partner issued two year warrants to purchase 100,000 shares of common stock at $0.50 per share. In October 1995 the note was extended until October 1997, and the General Partner issued 100,000 new warrants to purchase shares of common stock at $.50 per share. In October 1997, the principal of the Note was increased to $120,000 to incorporate the accrued interest and the Note was extended for another 12 months to October 31, 1998.

In October 1997, the Company signed an agreement with Michael's International Treasure Jewelry, Inc., Key West Florida, to exhibit certain artifacts for a minimum period of 12 months, at a rental of $57,500 per quarter in advance. The artifacts included the entire inventory of the Partnership. The agreement also provided for Michael's to have an option to purchase the artifacts for $2,500,000 ($750,000 cash and $1,250,000 in common stock of Vanderbilt Square, Inc.) at any time during the term of the lease. Any revenue from the agreement will be divided between the Partnership and the General Partner in the ratio of the respective book values of the assets involved.

In March 1995 the General Partner received a loan of $65,000 from a related party. The note becomes due on March 31, 1997, with interest at 12% per annum payable half-yearly. The note is collateralized by artifacts owned by the Partnership valued in the Partnership's artifact inventory at $70,147, together with artifacts owned by the General Partner and valued in the General Partner's artifact inventory at $9,738.

In March 1998, the Partnership sold all its artifacts to Treasure and Exhibits International, Inc. (see Note 8 Subsequent Events)and all notes secured by the artifacts were repaid.

NOTE 5 - RELATED PARTY TRANSACTIONS

The General Partner performed conservation and administrative services for the Partnership. The total amount of these expenses for the years ended December 31, 1996 and 1995 was $8,825 and $9,360 respectively. The Partnership has borrowed funds from its affiliates and its affiliates have paid certain expenses on behalf of the Partnership. The Partnership accrues interest on advances from affiliates at the rate of 12% per annum based on the average monthly balance. The Partnership has a note payable to the General Partner for $300,000. (See Note 4).

NOTE 6 - CONTINGENCIES

The Partnership is contingently liable, under a consulting agreement to an unrelated company, for an amount equal to ten (10) percent of the total value of all artifacts and other valuable items recovered, if any, from the sites identified in an agreed research area, after subtraction of any share taken by any government in whose waters the recovered materials are raised, in exchange for which the Partnership will secure the services of that company's principal employee in connection with the historical and archeological aspects of the Partnership operations.

Legal Aspects of International Salvage

The question of legal ramifications with regard to the recovery of shipwrecks raises a number of issues. Salvors' historical interests and individuals claiming ownership based on the payment of insurance claims all have potential claims on goods brought up from the sea floor.

An entity responsible for the salvage of a sunken vessel and its cargo may expect to defend its claim to title against the original owners or their successors - in - interest, against rival salvors, and against governments asserting a historic interest in the shipwreck or cargo. Potential claimants might include the insurers of the shipwreck as in the SS Central America case (Civil Action 87-363-N). Unless the insurers expressly disclaimed title after payment of a claim, and depending on the length of time the ship has remained sunken, the insurers might have a valid claim of title to recovered objects.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Partnership as a going concern. However, the Partnership has sustained substantial operating losses during its operation and has used substantial amounts of working capital in its operation. The Partnership incurred a net loss of $27,763 in 1996, has incurred substantial net losses for each of the past six years and has a partners' deficit of $336,320. In addition, the Partnership has negative cash flows from its operating activities. These factors raise substantial doubt about the Partnership's ability to continue as a going concern, and, the audited financial statements of the General Partner indicate substantial doubt exists as to the continuance of its future operations.

The General Partner, acting in its capacity as general partner for the Partnership, sold the artifacts owned by Seahawk I, Ltd., in March 1998 (see
Note 8 Subsequent Events). The sale yielded enough for the General Partners to recover most of its accounts and notes receivable.

The financial statements do not include any adjustments that might be necessary if the Partnership is unable to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS

Lease and Sale of Artifacts

In October 1997, the Partnership signed an agreement with Michael's International Treasure Jewelry, Inc., Key West Florida, to exhibit certain artifacts for a minimum period of 12 months, at a rental of $57,500 per quarter in advance. The artifacts comprised the Partnership's and the General Partner's entire inventory. The agreement also provided for Michael's to have an option to purchase the artifacts for $2,500,000 ($750,000 cash and $1,750,000 in common stock of Vanderbilt Square, Inc., a publicly quoted affiliate of Michael's) at any time during the term of the lease. Any revenue from the agreement was to be divided between the the Partnership and the General Partner in the ratio of the respective book values of the assets involved. On February 10, 1998, Vanderbilt changed its name to Treasure and Exhibits International, Inc.("TEI"). Prior to the agreement, the General Partner signed an agreement with Odyssey Marine Exploration, Inc. to pay Odyssey 10% of any proceeds from the lease or subsequent sale pursuant to the introduction by Odyssey of Michaels and Vanderbilt to the Company.

On March 19, 1998, TEI entered an agreement with the General Partner and the Partnership To purchase all of the artifacts and their related documentation. The consideration was $822,056 in cash and 9,500,000 newly issued shares of TEI's common stock which were valued at the time of the agreement at $0.17 per share or $1,615,000. Immediately thereafter the Partnership repaid all its debt to the General Partner in cash and TEI stock, repaid other loans to two of the limited partners and made a pro rata distribution to the limited partners of the remaining TEI stock based on the limited partners' total investment in Seahawk I, Ltd.

The Partnership's portion of the transaction with TEI can be summarized as follows:

                                                               Per
                          Cash        Shares      Shares      Share     Total
                            $            #          $           $         $
                         -------     ---------   ---------    ------   ---------
Artifacts sold for       541,982     6,263,350   1,064,771    0.1700   1,606,752
 Less commission          50,601       665,119     109,773    0.1650     160,375
Net Sale proceeds        491,380     5,598,231     954,997    0.1706   1,446,377
Book value of
 artifacts sold                                                          625,275
Profit on sale of
 Artifacts                                                               821,102
Use of Proceeds:
 Repayment of accounts
  payable                491,380       954,257    162,786     0.1706     655,167
Repayment of Notes                   2,645,778    451,378     0.1706     451,378


Distributed to LPs                   1,998,196    340,833     0.1706     340,833
Total proceeds used      491,380     5,598,231    954,997     0.1706   1,446,377


In accordance with the Partnership Agreements, the 1,998,196 shares of TEI stock were distributed to the Limited Partners in proportion to their original capital contributions, which totalled $1,311,040. Each Limited Partner received approximately 1.52 shares for each $1 of capital they introduced. The General Partner received no repayment of its original capital contribution of $1,200,000.

The Limited Partners voted to terminate the partnership as of September 30, 1998.

Report of Independent Certified Public Accountants

To the Partners of
Seahawk II, Ltd.
Tampa, Florida

We have audited the accompanying balance sheet of Seahawk II, Ltd. (a Florida limited partnership) as of December 31, 1996 and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seahawk II, Ltd. (a Florida limited partnership) as of December 31, 1996 and the results of its operations, changes in partners' capital and its cash flows for the years ended December 31, 1996 and 1995 and the cumulative amounts since its inception, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss of $3,360 for 1996 and has a partners' deficit of $20,722. In addition, the Partnership has no cash flow from its operating activities. These factors, in addition to other factors as discussed in Note 5, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Partnership cannot continue in operation.

                                   /s/ Giunta, Ferlita & Walsh, P.A.
                                   Giunta, Ferlita & Walsh, P.A.
                                   Tampa, Florida
                                   February 6, 1998

SEAHAWK II, LTD.
BALANCE SHEET
DECEMBER 31, 1996

ASSETS

CURRENT ASSETS

 Cash                                                       $       52
                                                            ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Accounts Payable
  Affiliate                                                 $   17,657
  Other                                                          2,217
 Accrued Expenses                                                  900
                                                            ----------
                                                                20,774
PARTNERS'CAPITAL (DEFICIT)
 Capital contributions                                       1,371,250
 Accumulated Deficit                                        (1,391,972)
                                                            ----------
                                                            (   20,722)
                                                            ----------

                                                            $       52
                                                            ==========

























The accompanying notes are an integral part of these financial statements.

SEAHAWK II, LTD
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995


                                                   1996              1995
                                                ----------        ----------

REVENUES                                        $   -             $   -
                                                --------          --------

OPERATING EXPENSES
  Conservation costs                                 270              -
                                                --------          --------
                                                     270              -
                                                --------          --------
GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting fees                                  3,360             1,440
Administrative fee                                  -                 -
                                                --------          --------
                                                    3,360             1,890
                                                --------          --------
 Total expenses                                    3,630             1,890
                                                --------          --------
(LOSS) FROM OPERATIONS                            (3,630)           (1,890)
                                                --------          --------
NET (LOSS)                                      $ (3,630)         $ (1,890)
                                                ========          ========


























The accompanying notes are an integral part of these financial statements

SEAHAWK II, LTD.
PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995


                                                  Subscrip-
                        Number      Capital        tions
                          Of        Contri-       Receive-      Accumulated
                        Units       butions       able            Deficit
                        ------      -------       ---------     -----------
BALANCE,
 December 31, 1994        50       1,371,250           -         (1,386,452)

NET (LOSS) 1995                                        -         (    1,890)
                          --      ----------     -------        -----------
BALANCE,
 December 31, 1995        50      $1,371,250     $     -        $(1,388,342)

NET (LOSS) 1996                                        -         (    3,630)
                          --      ----------     -------        -----------
BALANCE,
 December 31, 1996        50      $1,371,250     $     -        $(1,391,972)
                          --      ----------     -------        -----------
































The accompanying notes are an integral part of these financial statements.

SEAHAWK II, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995



                                                      1996        1995
                                                    ---------   ---------


CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                          $(3,630)     $(1,890)
Adjustments to reconcile net loss to
 net cash used by operating activities:
  Increase in accounts payable affiliates             2,730          690
  Increase in  accounts payable other                  -           1,200
  Increase in accrued expenses                          900         -
                                                    -------      -------
        Total adjustments                             3,630        1,890
                                                    -------      -------
  Net cash (used)by operating activities               -            -
                                                    -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       -            -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    52           52
                                                    -------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $    52      $    52
                                                    =======      =======






















The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

Seahawk II, Ltd. (the "Partnership") was formed May 16, 1989 as a Florida limited partnership. The Partnership consists of several limited partners and a corporate general partner, Seahawk Deep Ocean Technology, Inc. The purpose of the Partnership is to engage in expeditions to locate, identify, and retrieve samples from ship wrecks in waters off the coast of Florida. The Partnership has not realized any expedition revenue and since its funds are depleted, no expedition revenue can be expected in the future.

The Partnership agreement extends through December 31, 2025, and may be terminated earlier at any time at the election of the General Partner with the consensus of a Majority-In-Interest of the Limited Partners.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

As provided in the Partnership Agreement, the Partnership's accounts are maintained on the cash basis of accounting for tax purposes, however, for financial statement purposes they are adjusted to the accrual basis in order to conform with generally accepted accounting principles.

Use of Estimates

The Partnership uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Organizational Costs

Organizational costs, consisting principally of legal and professional service fees, which were incurred during the formation of the Partnership were capitalized and amortized over the initial year of operation.

Research Costs

Research costs, consisting principally of fees paid to a related party for information that will be useful in identifying and locating colonial ship wrecks, were capitalized and amortized over the first two years of operations.

Allocation of Profits and Losses

Net losses of the Partnership will be allocated 99% to the Limited Partnership and 1% to the General Partner until the limited partners' capital accounts have been reduced to zero, thereafter, the net losses will be allocated to the general partner. Net income is first allocated to the Limited Partners based on their proportionate ownership interests to the extent of net losses previously allocated to them. Net income is then allocated to the General Partner to the extent of net losses previously allocated. All remaining net income is allocated 1% per unit of limited partnership interest, and the balance to the General Partner.

Distribution of Cash Flow

Cash available for distribution from Partnership operations represents cash generated from Partnership activities after payment of all expenses of the Partnership and the establishment of any reserves deemed appropriate by the General Partner. Cash available for distribution will be distributed to the extent of the Limited and General Partners' initial cash contributions to the Partnership. Then to the General Partner up to the amount of its credit balance if any. Thereafter, cash available for distributions will be distributed 1% per unit of limited partnership interest, and the balance to the General Partner.

Income Taxes

In accordance with Section 701 of the Internal Revenue Code, the Partnership is not a taxable entity, therefore the results of operations flow through to the partners for tax purposes. The tax returns and the amounts of Partnership income or loss distributed to the partners are subject to examinations by federal and state taxing authorities.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has entered into a license agreement with Seahawk Oceanographic Services, Inc. (SOS), a corporation of which its two shareholders are also two major shareholders of the Partnership's General Partner. Under the terms of the agreement, the Partnership acquired all rights, title and interest in , and to certain research, data and other information relating to potential ancient and modern shipwreck sites in the waters off the east coast of Florida. In accordance with the agreement, the Partnership made an initial payment of $50,000. The agreement further specifies that upon confirmation and certification from an independent source that the Partnership has discovered the site of a colonial shipwreck in the research area specified by the agreement, the Partnership will pay SOS a fee of $150,000. One colonial shipwreck has been found and certified, and the Partnership has paid the corresponding fee. Additionally, if the Partnership discovers any additional colonial shipwrecks in the research area, which are also independently verified, the Partnership will pay SOS an additional fee of $200,000 for each additional colonial shipwreck.

The Partnership leased a research vessel and on-board electronic research, survey and salvage equipment from its General Partner to perform search, identification and salvage equipment activities at a rate which the General Partner established as reasonable from time to time. The leasing arrangement was terminated at the completion of the project. In addition, the Partnership pays an administrative fee and a fee for personnel services to its General Partner. The total amount incurred by the Partnership during 1996 and 1995 was $2,830 and $690, respectively, and cumulative charges since inception total $896,332.

NOTE 4 - CONTINGENCIES

Consulting Agreement

The Partnership is contingently liable under a consulting agreement to an unrelated company, for an amount equal to ten (10) percent of the total value of all artifacts and other valuable items recovered, if any, from the sites identified in an agreed research area, after subtraction of any shares taken by any government in whose waters the recovered materials are raised, in exchange for which the Partnership will secure the services of that company's principal employee in connection with the historical and archeological aspects of the Partnership operations. No valuable artifacts or other valuable items have been recovered as of December 31, 1996.

Legal Aspects of International Salvage

The question of legal ramifications with regard to the recovery of shipwrecks raises a number of issues. Salvors, historical interests and individuals claiming ownership based on the payment of insurance claims all have potential claims on goods brought up from the sea floor.

An entity responsible for the salvage of a sunken vessel and its cargo may expect to defend its claim to title against the original owners or their successors-in-interest, against rival salvors, and against governments asserting a historic interest in the shipwreck or cargo. Potential claimants might include the insurers of the shipwreck as in the SS Central America case (Civil Action 87-363-N). Unless the insurers expressly disclaimed title after payment of a claim, and depending on the length of time the ship has remained sunken, the insurers might have a valid claim of title to recovered objects.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss for 1996 and has an accumulated deficit. In addition, the Partnership has no cash flow from its operating activities. These factors raise substantial doubt about its ability to continue as a going concern.

The Partnership is virtually out of money and the partners have decided they are not willing to invest additional funds to continue further excavation of the wreck site. The General Partner has been unable to obtain additional working capital to work on the Partnership's wreck off Saint Augustine, and in December 1994 and again in November 1995 asked the partners to vote on terminating the Partnership. The results of the votes were inconclusive and the General Partner may consider asking the partners to vote again on terminating the Partnership.

The financial statements of the General Partner indicate that substantial doubt exists as to the continuance of its future operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Partnership cannot continue in operation.

Report of Independent Certified Public Accounts


To the Partners of
Eagle Partners, Ltd.
Tampa, Florida


We have audited the accompanying balance sheet of Eagle Partners, Ltd. (a Florida limited partnership) as of December 31, 1996 and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Partners, Ltd. (a Florida limited partnership) as of December 31, 1996, and the results of its operations, changes in partners' capital and its cash flows for the years ended December 31, 1996 and 1995 and in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss of $16,282 for 1996 and has a partners' deficit of $1,274,390. In addition, the Partnership has negative cash flows from its operating activities and has no cash at December 31, 1996. These factors, in addition to other factors as discussed in Note 5, raise substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Partnership cannot continue in operation.


                              /s/ Giunta, Ferlita & Walsh, P.A.
                              Giunta, Ferlita & Walsh, P.A.
                              Tampa, Florida
                              February 6, 1998

EAGLE PARTNERS, LTD.
BALANCE SHEET
DECEMBER 31, 1996

ASSETS
                                                        December 31,
                                                           1996
                                                        -----------

TOTAL ASSETS                                            $      -

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Loan payable     - affiliate                          $     50,000
  Accounts payable - affiliate                             1,039,628
                   - other                                     3,525
  Accred expenses  - affiliate                                 5,000
  Losses in excess of Investment in joint venture             26,138
                                                         -----------
                                                           1,124,291
PARTNERS' CAPITAL (DEFICIT)
  Capital contributions                                      150,100
  Deficit accumulated during the
    development stage                                     (1,274,391)
                                                         -----------
                                                          (1,124,291)
                                                         -----------
                                                         $(     -   )
                                                         ===========

STATEMENT OF OPERATIONS

                                           Year Ended     Year Ended
                                           December 31    December 31
                                              1996            1995
                                           -----------    -----------

REVENUE                                     $    -        $     -
                                            ---------     ----------

GENERAL AND ADMINISTRATIVE EXPENSES             8,178         13,910
                                            ---------     ----------

LOSS FROM OPERATIONS                         (  8,178)     (  13,910)
                                            ---------     ----------

OTHER EXPENSE
 Interest expense                            (  5,000)          -
 Loss on investment in Joint Venture         (  3,104)     (  73,034)
                                            ---------     ----------
                                             (  8,104)     (  73,034)
                                            ---------     ----------
NET LOSS                                    $( 16,282)    $(  86,944)
                                            ---------     ----------

The accompanying notes are an integral part these financial statements.

EAGLE PARTNERS, LTD.
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                  Number        Capital
                                  of            Contri-        Accumulated
                                  Units         butions         Deficit
                                  -----         -------        -----------

BALANCE, December 31, 1994           3         $150,100         (1,171,164)

NET (LOSS) 1995                                                 (   86,944)
                                    --         --------        -----------
BALANCE, December 31, 1995           3          150,100         (1,258,108)
NET (LOSS) 1996                                                 (   16,282)
                                    --         --------        -----------
BALANCE, December 31, 1996           3         $150,100        $(1,274,390)
                                    ==         ========        ===========






































The accompanying notes are an integral part these financial statements.

EAGLE PARTNERS, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995



                                                      1996        1995
                                                  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                        $( 16,282)  $( 86,944)
                                                  ---------   ---------
Adjustments to reconcile net loss to
 net cash used by operating activities:
  Loss on investment in Joint Venture                 3,104      73,034
  Increase in  accounts payable                      13,178      63,910
                                                  ---------   ---------
    Total adjustments                                16,282     136,944
                                                  ---------   ---------
Net cash (used)by operating activities                 -         50,000

CASH FLOWS FROM INVESTING ACTIVITIES                   -       ( 50,000)
                                                  =========   =========

CHANGE IN CASH AND CASH EQUIVALENTS                    -           -
                                                  =========   =========
CASH AND CASH EQUIVALENTS AT:
 BEGINNING OF PERIOD                                   -           -
                                                  =========   =========
 END OF PERIOD                                    $    -      $    -
                                                  =========   =========

























The accompanying notes are an integral part of these financial statements.

EAGLE PARTNERS, LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

Eagle Partners, Ltd. (the "Partnership") was formed November 12, 1991 as a Florida limited partnership. The Partnership consists of several limited partners and a corporate general partner, Seahawk Deep Ocean Technology, Inc. The purpose of the Partnership is to engage in expeditions to locate, identify, recover and market the cargo of a shipwreck believed to have sunk off the east coast of the United States.

In July 1995, the General Partner became aware of another company, Sea Miners, Inc., which was also searching for the same shipwreck. In order to pool research and resources and to remove all-or-nothing competition, the Partnership and Sea Miners, Inc. formed a joint venture. In March 1995, the joint venture was formalized into a new Partnership called Eagle Miners, Ltd.

The original Partnership agreement extended through December 31, 1995, and was extended to December 31, 1998, by a unanimous vote of the partners, but it may be terminated earlier at any time at the election of the General Partner with the consent of a Majority-In-Interest of the Limited Partners.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

As provided in the Partnership Agreement, the Partnership's accounts are maintained on the cash basis of accounting for tax purposes, however, for financial statement purposes they are adjusted to the accrual basis in order to conform with generally accepted accounting principles.

Use of Estimates

The Partnership uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Income Taxes

In accordance with Section 701 of the Internal Revenue Code, the Partnership is not a taxable entity, therefore the results of operations flow through to the partners for tax purposes. The tax returns and the amounts of Partnership income or loss distributed to the partners are subject to examinations by federal and state taxing authorities.

Allocation of Profits and Losses

Net losses of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partner until the limited partners' capital accounts have been reduced to zero. All allocations of net losses thereafter are made solely to the General Partner. Net income is first allocated to the Limited Partners based on their proportionate ownership interests to the extent of net losses previously allocated to them. Net income is then allocated to the General Partner to the extent of net losses previously allocated. All remaining net income is allocated on a per unit of limited partnership interest as follows:

Each $50,000 unit will receive 2.5% of the first $1 million of income allocated, 2% of the second $1 million allocated, 1.5% of the third $1 million allocated, 1% of the fourth $1 million allocated, 0.5% of anything over $4 million allocated and the balance to the General Partner.

Distribution of Cash Flow

Cash available for distribution from Partnership operations represents cash generated from Partnership activities after payment of all expenses of the Partnership and the establishment of any reserves deemed appropriate by the General Partner. Cash available for distribution will be distributed to the extent of the Limited and General Partners' initial cash contributions to the Partnership. Thereafter, cash available for distributions will be distributed as follows:

Each $50,000 unit will receive 2.5% of the first $1 million distributed, 2% of the second $1 million distributed, 1.5% of the third $1 million distributed, 1% of the fourth $1 million distributed and 1% of anything over $4 million distributed. The General Partner will receive the balance of any distribution.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership leases a research vessel and on-board electronic research, survey and salvage equipment from its General Partner to perform search, identification and salvage activities at a rate which the General Partner establishes as reasonable from time to time. Unless sooner terminated, the leasing arrangement will extend through completion of the project. The total amount incurred by the Partnership in 1996, 1995 and cumulative during the development stage are $none, $none and $1,117,680 respectively, of which $1,028,570 is in accounts payable at December 31, 1996.

In June 1992, the General Partner received loans of $200,000 from unrelated parties and $50,000 from a related party. The lenders will receive (in addition to other considerations) an aggregate of 6.25% of the General Partner's share of the net profit, if any, from the sale of any recovered cargo by the Partnership.

NOTE 4 - CONTINGENCIES

Joint Venture Agreements

The Partnership is operating under a joint venture agreement with a researcher who has provided the research and data for a 19th Century shipwreck off the east coast of the United States. According to the researcher, the vessel was believed to have a valuable cargo of gold coins on board at the time of the sinking, although there is no assurance that the researcher is correct or that the shipwreck will be located.

Pursuant to the terms of the original joint venture agreement, the researcher was to receive twenty percent (20%) of any items recovered from the ship provided that it is located in the designated search area in return for his research and data. The Partnership was responsible for conducting the search and recovery of the shipwreck and if successful, for marketing any cargo which is recovered. The partnership was to receive eighty percent (80%) of any recovery.

The joint venture agreement required the partnership to dedicate the vessel R.V. Seahawk (or a similar vessel with similar equipment) to work on this project at least 120 days during 1992, and each year thereafter, beginning not later than May 30 of each year. The joint venture agreement was amended in June 1994. The amended agreement required the partnership to work on the project for at least 60 days during 1994. The partnership did not meet this schedule and was in default on this agreement. In such an event, the agreement provided that all rights to conduct search and/or salvage efforts relative to this wreck would revert to the researcher. The General Partner negotiated an extension to the joint venture agreement under which the researcher's share of any successful recovery was reduced to ten per cent (10%) and the requirement for the partnership to work on the project for a minimum period each year was removed. In return the General Partner agreed to issue the researcher 60,000 shares of its Common Stock.

Under the terms of the Partnership Agreement, after accounting for losses previously allocated, net income was to be allocated on a per unit of Limit Partnership interest as follows:

Each $50,000 unit was to receive 5% of the first $1 million of income allocated; 4% of the second $1 million allocated; 3% of the third $1 million allocated; 2% of the fourth $1 million allocated; 1% of anything over $4 million allocated and the balance to the General Partner.

In early 1995, the General Partner became aware of another company ("Sea Miners, Inc.") that was searching for the same shipwreck (code named "Golden Eagle") and in order to pool research and resources and to remove all-or-nothing competition, the Partnership and Sea Miners formed an equal joint venture to search for the vessel. The joint venture is to be operated via a Florida Limited Partnership called Eagle Miners Ltd. The Partnership and Sea Miners are equal and joint general partners of Eagle Miners. As a result of the joint venture, each of the limited partners of Eagle Partners agreed to reduce their entitlement of any distribution to one-half of the original amount in the paragraph above. Eagle Miners has contracted to use the General Partner for all of its offshore services. $100,000 was raised by the joint venture for the initial inspection of certain sites that Sea Miners has revealed possible shipwrecks in its search area. The joint venture intends to raise additional financing for this project but there is no assurance that it will be able to do so.

Legal Aspects of International Salvage

Legal ramifications with regard to the recovery of shipwrecks raises a number of issues. Salvors historical interests and individuals claiming ownership based on the payment of insurance claims all have potential claims on goods brought up from the sea floor. An entity responsible for the salvage of a sunken vessel and its cargo may expect to defend its claim to title against the original owners or their successors -in -interest, against rival salvors, and against governments asserting a historic interest in the shipwreck or cargo.

Potential claimants might include the insurers of the shipwreck as in the SS Central America case (Civil Action 87-363-N). Unless the insurers expressly disclaimed title after payment of a claim, and depending on the length of time the ship has remained sunken, the insurers might have a valid claim of title to recovered objects.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss for 1996 and has a Partners'

Deficit. In addition, the Partnership has negative cash flows from its operating activities and had no cash at December 31, 1996. These factors raise substantial doubt about its ability to continue as a going concern.

In view of these matters, substantial doubt exists as to the continuance of future Partnership operations. The Partnership is out of money and the partners are seeking to raise additional funds possibly through the sale of additional partnership units or through joint venture arrangements.

The audited financial statements of the General Partner indicates that substantial doubt exists as to the continuance of its future operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Partnership cannot continue in operation.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SEAHAWK DEEP OCEAN TECHNOLOGY, INC.



Dated: February 5, 1999            By:/s/ John T. Lawrence
                                      John T. Lawrence, Chief Executive
                                      Officer



Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Capacity                          Date
---------                       --------                          ----



/s/ John T. Lawrence            Chief Executive Officer,     February 5, 1999
John T. Lawrence                President, Chairman of the
                                Board, Principal Financial
                                and Accounting Officer and
                                a Director


/s/ John B. Balch               Secretary, Chief Operating   February 5, 1999
John P. Balch                   Officer, and Director




/s/ J. Robert Shaw              Director                     February 5, 1999
J. Robert Shaw