Form 10QSB
period 1997-03-31
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 1999-02-16
CIK 833020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 1997


                        Commission File Number: 0-18239

                      SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                    84-1087879
-------------------------------            ---------------------------------
(State of other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

                         5102 SOUTH WESTSHORE BLVD.
                           TAMPA, FLORIDA  33611
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                               (813) 831-4040
                        --------------------------
                        (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of January 22, 1999, the Registrant had 28,157,614 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                      SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
                                 FORM 10-QSB

                                    INDEX

Part I: Financial Information ................................Page No.

Item 1. Financial Information:

           Consolidated Balance Sheets - March 31, 1997 and
           December 31, 1996................................    3 - 4

           Consolidated Statements of Operations - Three
           Months Ended March 31, 1997 and 1996.............    5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1997
           and 1996.........................................    6

           Notes to Consolidated Financial Statements.......    8 - 10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....    11 - 15

Part II:   Other Information................................    16

              Item 1.   Legal Proceedings...................    16

              Item 2.   Change in Securities................    16

              Item 3.   Defaults Upon Senior Securities.....    16

              Item 4.   Submission of Matters to a Vote
                        of Security Holders.................    16

              Item 5.   Other Information...................    16

              Item 6.   Exhibits and Reports on Form 8-K....    16

Signatures... ..............................................    17

              SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

ASSETS                                     (Unaudited)
                                             March 31      December 31
                                               1997            1996
                                          ------------    ------------

CURRENT ASSETS
      Cash and cash equivalents           $   ( 3,570)    $       536
      Accounts receivable Other                10,574          13,850
      Merchandise inventory                     2,917           3,687
      Prepaid expenses                         30,792          41,813
                                          ------------    ------------
            Total current assets               40,713          59,886
                                          ------------    ------------
PROPERTY AND EQUIPMENT
      Net of accumulated depreciation
      of $735,482 and $702,739                701,048         729,291
                                          ------------    ------------

OTHER ASSETS
      Artifacts                               303,073         303,073
      Accounts and Notes Receivable
      affiliates less losses in excess
      of investment in affiliates
      of $1,852,019 and $1,841,651            283,580         269,401
      Deposits                                 11,686          11,686
      Purchased shipwreck research,
      net of $18,056 amortization               4,444           6,319
                                          ------------    ------------
            Total other assets                602,783         590,479
                                          ------------    ------------
TOTAL ASSETS                              $ 1,344,544     $ 1,379,656
                                          ============    ============

              SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)
                                             March 31      December 31
                                               1997           1996
                                          ------------    ------------

CURRENT LIABILITIES
      Accounts payable                    $   535,494     $   535,259
      Accrued expenses
         Salaries                             253,234         205,305
         Interest due related parties           4,818            -
         Interest due to others               149,141         125,869
         Other                                 92,710         132,085
      Due to related parties                  183,667         126,589
      Notes payable - others                  551,683         550,683
                                          ------------    ------------
            Total current liabilities       1,770,747       1,675,790
                                          ------------    ------------
STOCKHOLDERS' EQUITY

      Preferred stock - no par value
      60,000,000 shares authorized;
      200,000 shares and 20,000
      issued and outstanding                   50,000          50,000
      Common stock - no par value;
      30,000,000 shares authorized;
      26,273,699 and 26,134,366 shares
      issued and outstanding               13,328,997      13,281,497
      Paid in capital-stock options             5,191           5,191
      Accumulated (deficit)               (13,810,391)    (13,632,822)
                                          ------------    ------------
            Total Stockholders' equity       (426,203)        (296,134)
                                          ------------    ------------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $ 1,344,544     $ 1,379,656
                                          ============    ============

             SEAHAWK DEEP OCEAN TECHNOLOGY, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                         Three Months Ended March 31st
                                              1997            1996
                                          ------------    ------------

REVENUES
      Income from Affiliates              $    10,000    $     (5,790)
      Income from Others                        5,698          57,500
                                          ------------    ------------
            Total Revenues                     15,698          51,710

OPERATING EXPENSES
      Vessel Operations                        11,150          85,288
      Conservation                             12,546          13,002
      Depreciation                             34,619          69,730
      Rent                                     25,025          22,068
                                          ------------    ------------
            Total Operating Expenses           83,340         190,088

GENERAL AND ADMINISTRATIVE EXPENSES            87,975         157,602
                                          ------------    ------------
            Total Expenses                    171,315         347,690
                                          ------------    ------------
(LOSS) FROM OPERATIONS                       (155,617)       (295,980)
                                          ------------    ------------
OTHER INCOME (EXPENSE)
      Interest income - affiliate              14,548          16,123
      Interest income - others                      -               5
      Interest expense                        (28,135)        (19,991)
      Other income                              1,605               -
      Loss on sale of marketable securities         -           ( 483)
      Gain on disposal of equipment               400               -
      Loss on investment in less than
      50% owned entities                      (10,369)        (19,431)
                                          ------------    ------------
            Total other income (expense)      (21,951)        (23,777)

NET (LOSS)                                $  (177,568)    $  (319,757)
                                          ============    ============

NET (LOSS) PER SHARE                      $     (0.01)    $     (0.01)
                                          ============    ============
Weighted average number of common
shares and common shares equivalents
outstanding.                               26,273,699      25,351,480
                                          ============    ============

             SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                           STATEMENT OF CASH FLOWS

                                             Source (use) of Cash
                                         Three Months Ended March 31st
                                                 1997          1996
                                          ------------    ------------

Cash Flows from Operating Activities
Net (Loss)                                $  (177,568)    $  (319,757)
Adjustments to reconcile net loss to net
cash used by operating activities :
   Depreciation                                34,618          69,730
   Loss on disposal of equipment                 (400)              -
   Loss on sale of marketable securities            -             680
   Loss on Investment in less than
         50% owned entities                    10,369          19,431
   Services Acquired through issuance
         of common stock                       35,000          31,000
   Decrease(increase) in trade accounts
         receivable                                 -          34,889
   Decrease(increase) in trade accounts
         receivable - affiliates              (10,048)         23,946
   Decrease(increase) in other receivables      3,277               -
   Decrease(increase) in other receivables
         - affiliates                               -         (16,124)
   Decrease(increase) in inventory                770               -
   Decrease(increase) in prepaid expense       11,021          37,373
   Decrease(increase) in deposits                   -             (10)
   (Decrease) increase in accounts payable        235          (5,931)
   (Decrease)increase in accrued expenses      36,643          90,885
                                          ------------    ------------
       Total Adjustments                      121,485         285,869
                                          ------------    ------------
Net Cash generated (used)
 by operating activities                  $   (56,084)    $   (33,888)
                                          ------------    ------------
Cash Flows from Investing Activities
   Purchase of equipment                  $    (4,500)    $         -
   Purchase of artifacts                            -               -
   Increase in other investments                    -               -
   Issuance of notes receivable
       from affiliates                              -               -
   Proceeds from disposal of equipment            400               -
   Proceeds from the sale of marketable
       securities                                   -           8,504
   Payments received on notes receivable            -               -
   Decrease in investment in affiliate              -               -
                                          ------------    ------------
Net Cash provided (used) by investing
activities                                $    (4,100)    $     8,504
                                          ------------    ------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock           -           6,500
   Proceeds from issuance of warrants               -               -
   Advances from related parties               57,078               -
   Issuance of notes payable - other                -               -
   Issuance of notes payable - related              -          25,000
   Repayment of notes                          (1,000)           (428)
   Repayment of notes - related                     -               -
   Payments on capital lease payable                -               -
                                          ------------    ------------
Net Cash provided (used) by
financing activities                           56,078          31,072
                                          ------------    ------------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENT                            (4,106)          5,688

CASH AND CASH EQUIVALENT
BEGINNING OF QUARTER                              536           8,191
                                          ------------    ------------
CASH AND CASH EQUIVALENT
END OF QUARTER                            $    (3,570)     $    13,880
                                          ============    ============

Summary of significant non cash transactions

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

During 1996 the Company issued 200,000 shares to three unrelated consultants for services rendered in the amount of $31,200.

              SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES CONSOLIDATED ON FINANCIAL STATEMENTS
                           MARCH 31 1997(Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Seahawk Deep Ocean Technology, Inc. and subsidiaries (Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31,1996.

From January 1, 1997, the Company considers the status of Mr. John Morris and Mr. Greg Stemm and their affiliates as non-related parties. Since they had previously been treated in the financial statements as related parties, the comparative figures as at December 31, 1996, have been adjusted from those shown in the Company's Form 10-KSB for the year ended December 31, 1996. The items affected are as follows:

                                          Per 10-KSB       Restated
                                         Dec 31, 1996    Comparatives
                                         ------------    ------------
CURRENT LIABILITIES
      Accounts payable                    $   535,259     $   535,259
      Accrued expenses
         Salaries                             205,305         205,305
         Interest due related parties          55,383            -
         Interest due to others                70,486         125,869
         Other                                132,085         132,085
      Due to related parties                  424,143         126,589
      Notes payable - others                  253,129         550,683
                                          ------------    ------------
            Total current liabilities       1,675,790       1,675,790
                                          ------------    ------------

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of March 31, 1997, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

NOTE 4 COMMON STOCK TRANSACTIONS WITH RELATED PARTIES

During April 1996, the Company issued 264,774 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the year ended December 31, 1995:

                                             Number        Unpaid
               Name                         of Shares    Remuneration
               ----                         ---------    ------------

           John Lawrence                     152,183      $21,305.62
           John Balch                        152,183      $21,305.62

During February 1997, the Company issued 100,000 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the month ended June 30, 1996:

                                             Number        Unpaid
               Name                         of Shares    Remuneration
               ----                         ---------    ------------

           John Lawrence                      50,000      $6,125
           John Balch                         50,000      $6,125

NOTE 5 COMMON STOCK TRANSACTIONS WITH OTHERS

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

During February 1997, The Company issued 260,000 shares of its common stock to two individuals as compensation for consultancy work performed on the Company's behalf in South America and the Company issued 20,000 shares of its common stock to five individuals as compensation for acting as advisors to the Company's Board of Directors.

              SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                           BALANCE  SHEETS - AFFILIATES

                                   Three Months Ended March 31, 1997
                                 Seahawk I,   Seahawk II,  Eagle Part-
                                    Ltd.         Ltd.       ners, Ltd.
                                 ------------ ------------ ------------

Current Assets
  Cash                           $       249  $        52  $         0
  Inventory - other                    1,146            -            -
                                 ------------ ------------ ------------
     Total Current Assets              1,395           52            0
                                 ------------ ------------ ------------
Other Assets
  Artifact inventory                 625,275            -            -
                                 ------------ ------------ ------------
     Total Assets                    626,670            -            -
                                 ------------ ------------ ------------
Current Liabilities
  Accounts payable - trade             4,087        2,217        3,525
  Accounts payable
   - general partner                 626,417       20,158    1,042,128
  Accrued liabilities                    576            -            -
  Notes payable limited partners      24,437            -            -
  Notes payable general partner      369,565            -       56,232
  Losses in excess of investment
     In affiliate                                               26,138
                                 ------------ ------------ ------------
     Total Current Liabilities     1,025,082       22,375    1,128,023
                                 ------------ ------------ ------------
Partners' Capital
  Capital contributed              2,511,041    1,371,251      150,100
  Accumulated loss                (2,909,453)  (1,393,574)  (1,278,123)
                                 ------------ ------------ ------------
    Net Capital                     (398,412)     (22,323)  (1,128,023)
                                 ------------ ------------ ------------
     Total Liabilities
     and Capital                     626,670           52            0
                                 ------------ ------------ ------------

STATEMENTS OF OPERATION - AFFILIATES

Revenues                         $         0  $         0  $         0
Expenses
   Administrative expenses             5,441        2,500        2,500
                                 ------------ ------------ ------------
     Total Expenses                    5,441        2,500        2,500
                                 ------------ ------------ ------------
Other Income (Expenses)              (14,071)           0       (1,233)
                                 ------------ ------------ ------------
     Net (Loss)                  $   (19,512) $    (2,500) $    (3,733)
                                 ------------ ------------ ------------

Item 2 Management Discussion and Analysis of Financial Conditions and Results of Operations.

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

The net loss for the three months to March 31, 1997 was $177,568 compared to a loss of $319,757 in the corresponding quarter of 1996.

Total revenues in the 1997 quarter at $15,698 were down $36,012 from the 1996 quarter primarily as a result of the absence of charter hire of the M/V Seahawk Retriever, which was sold in April 1996. Total expenses of $171,315 were incurred in the first quarter of 1997, compared to $347,690 in the equivalent period in 1996. This resulted in the loss from operations being lower at $155,617 in 1997 compared to $295,980 in 1996.

The Company's cost of vessel operations were down by $74,137 to $11,151 for the quarter ending March 31, 1997 as compared to the first quarter in 1996 when vessel operations cost $85,288. This resulted largely from decreased expenses for marine equipment maintenance of $12,862 with a decrease in insurance costs of $17,283 for the quarter ending March 31, 1997 as compared to the quarter ending March 31, 1996. Other savings totaling $27,700 were made on the payroll and consulting costs. These reductions occurred due to the relative inactivity of the RV Seahawk and the sale in 1996 of the Retriever.

Conservation and archaeology expenses were $12,546 for the quarter ending March 31, 1997 as compared to $13,002 for the equivalent period during 1996.

Depreciation was $34,619 for the quarter ending March 31, 1997, $35,111 lower than the charge for depreciation in the equivalent period in 1996. The difference resulted from depreciation expense no longer being charged for the Retriever after its sale in the first quarter of 1996.

Rent increased $2,957 for the quarter ending March 31, 1997 to $25,025 compared to $22,068 during the equivalent quarter of 1996, largely because of penalties for late payment.

Administrative costs decreased by $69,627 for the quarter ending March 31, 1997 as compared to the like quarter of 1996. There was a decrease in legal costs(to $467 from $5,084) resulting primarily from a lower level of activity during the quarter ending March 31, 1997 compared to the same quarter in 1996. There was a decrease in travel related costs (to $3,733 from $19,796) resulting from less expenses associated with efforts to obtain permits for future marine projects. Salary expense increased (to $60,843 from $52,733) due to general payroll increases incurred after the quarter ending March 31, 1996. Consulting costs were down to $2,500 in the 1996 quarter from $25,800 during the 1995 quarter as a result of less expenses incurred for assistance with permit applications in Brazil during the quarter ending March 31, 1997.

Interest expense increased to $28,143 for the quarter ending March 31, 1997 compared to $19,991 in the first quarter of 1996. The increase was due to loans taken out after the first quarter of 1996. Interest income was $14,548 for the first quarter of 1997 earned from notes receivable from affiliates. There was $16,123 interest income for the equivalent period during 1996.

The loss on investment in less than 50% owned entities was $10,369 in the 1997 quarter, down $9,062 from the first quarter of 1996. These losses represent the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the managing general partner. Seahawk I, Ltd. produced a loss of $19,513 primarily resulting from interest costs of a note due to the Company and from the cost of accounting and administrative requirements. Seahawk II, Ltd. incurred an administrative loss of $2,500 and Eagle Partners, Ltd. incurred administrative and interest costs of $3,733 which resulted in net losses of those amounts for the quarter.

Liquidity and Capital Resources

During the quarter ended March 31, 1997, the Company's working capital deficit decreased by $114,129 to a negative $(1,730,033). At December 31, 1996 the Company had a working capital deficit of $(1,615,904).

The deficit increased mainly due to a net operating loss before depreciation during the period of $130,592.

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

The Company earned no revenues during 1996 or 1977 from this Joint Venture but expects to earn revenue in the future if Eagle Miners Limited can raise sufficient funding.

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

In November 1995 the Company acquired all the outstanding common stock of Seahawk, Inc. a company that owns the RV Seahawk, the ship that the Company uses for survey work. Prior to the acquisition the Company had chartered the vessel at a cost of $6,000 per month, almost continually since March 1989. The acquisition reduced rental costs in 1996 and thereafter.

In November 1996, the Company signed an agreement with the Collier County Museum, Naples Florida, to exhibit certain of the artifacts recovered from the Seahawk I site. Under the agreement the Company provided the artifacts and display materials for 6 months in return for a $20,000 fee. The exhibit opened in February 1997 and attracted record numbers of visitors to the museum.

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

                          PART II. OTHER INFORMATION

Item 1.Legal Proceedings - None

Item 2.Changes in Securities - None

Item 3.Defaults Upon Senior Securities - None

Item 4.Submission of Matters to a Vote of Security Holders - None

Item 5.Other Information - None

Item 6.Exhibits and Reports on Form 8-K - None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)                   SEAHAWK DEEP OCEAN TECHNOLOGY, INC.


By (SIGNATURE)                 /s/ John T. Lawrence
(NAME AND DTITLE)              John T. Lawrence, President
(DATE)                         February 15, 1999