Form 10QSB
period 1997-06-30
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 1999-02-26
CIK 833020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 1997


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

                            Yes X             No___


As of February 24, 1999, the Registrant had 28,157,614 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                      SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
                                 FORM 10-QSB

                                    INDEX

Part I: Financial Information ................................Page No.

Item 1. Financial Information:

           Consolidated Balance Sheets - June 30, 1997 and
           December 31, 1996................................    3 - 4

           Consolidated Statements of Operations - Three and
           Six Months Ended June 30, 1997 and 1996..........    5

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1997
           and 1996.........................................    6

           Notes to Consolidated Financial Statements.......    8 - 13

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....    14 - 18

Part II:   Other Information................................    19

              Item 1.   Legal Proceedings...................    19

              Item 2.   Change in Securities................    19

              Item 3.   Defaults Upon Senior Securities.....    19

              Item 4.   Submission of Matters to a Vote
                        of Security Holders.................    19

              Item 5.   Other Information...................    19

              Item 6.   Exhibits and Reports on Form 8-K....    19

Signatures... ..............................................    20

              SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET


ASSETS                                    (Unaudited)
                                            June 30       December 31
                                              1997            1996
                                          ------------    ------------

CURRENT ASSETS
      Cash and cash equivalents           $       989     $       536
      Accounts receivable Other                10,450          13,851
      Merchandise inventory                         -           3,687
      Prepaid expenses                         26,428          41,812
                                          -----------     -----------
            Total current assets               37,867          59,886
                                          -----------     -----------
PROPERTY AND EQUIPMENT
      Net of accumulated depreciation
      of $768,158 and $702,739                668,372         729,291
                                          -----------     -----------

OTHER ASSETS
      Artifacts                               303,073         303,073
      Accounts and Notes Receivable
      affiliates less losses in excess
      of investment in affiliates
      of $1,862,112 and $1,841,651            293,164         269,401
      Deposits                                 11,875          11,686
      Purchased shipwreck research,
      net of $19,930 and $18,055
      amortization                              2,569           6,319
                                          -----------     -----------
           Total other assets                 610,681         590,479
                                          -----------     -----------
TOTAL ASSETS                              $ 1,316,920     $ 1,379,656
                                          ===========     ===========

             SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY      (Unaudited)
                                            June 30       December 31
                                              1997           1996
                                          ------------    ------------

CURRENT LIABILITIES
      Accounts payable                    $   525,626     $   535,259
      Accrued expenses
         Salaries                             325,731         205,305
         Interest due related parties               -            -
         Interest due to others               181,159         125,869
         Other                                 93,104         132,085
      Due to related parties                  240,689         126,589
      Notes payable - others                  597,683         550,683
                                          -----------     -----------
            Total current liabilities       1,963,992       1,675,790
                                          -----------     -----------
STOCKHOLDERS' EQUITY

      Preferred stock - no par value
      60,000,000 shares authorized;
      200,000 and 200,000 shares
      issued and outstanding                   50,000          50,000
      Common stock - no par value;
      30,000,000shares authorized;
      26,514,366 and 26,134,366 shares
      issued and outstanding               13,328,997      13,281,497
      Paid in capital-stock options             5,191           5,191
      Accumulated (deficit)               (14,031,260)    (13,632,822)
                                          -----------     -----------
            Total Stockholders' equity       (647,072)       (296,134)
                                          -----------     -----------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $ 1,316,920     $ 1,379,656
                                          ===========     ===========

              SEAHAWK DEEP OCEAN TECHNOLOGY, INC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                   Three Months             Six Months
                                  Ended June 30th        Ended June 30th
                                 1997        1996        1997        1996
                              ==========  ==========  ==========  ==========

REVENUES
  Income from Affiliates      $   10,000  $    2,550  $   20,000  $   (3,240)
  Income from Others               9,094       2,504      14,792      60,004
                              ----------  ----------  ----------  ----------
    Total Revenues                19,904       5,054      34,792      56,764


OPERATING EXPENSES
  Vessel Operations               12,077      55,776      23,227     141,064
  Vessel Operations- Affiliates        -      18,177           -      18,177
  Conservation                    11,500      12,758      24,046      25,760
  Depreciation                    34,550      37,980      69,169     107,710
  Rent                            20,768      20,768      45,793      42,835
                              ----------  ----------  ----------  ----------
  Total Operating Expenses        78,895     145,459     162,235     335,546


GENERAL AND ADMINISTRATIVE
  EXPENSES                       138,452     115,111     226,427     272,713
                              ----------  ----------  ----------  ----------
  Total Expenses                 217,347     260,570     388,662     608,260
                              ----------  ----------  ----------  ----------

 (LOSS) FROM OPERATIONS         (198,253)   (255,516)   (353,870)   (551,496)
                              ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE)
  Interest income affiliate       14,696       1,233      29,244      17,356
  Interest income others               -           -           -           5
  Interest expense               (27,201)    (21,013)    (55,336)    (41,004)
  Other income (loss)                  -     (10,000)      1,605     (10,000)
  Gain on sale of marketable
    securities                         -           -           -        (483)
  Loss on disposal of equipment        -       2,750         400       2,750
  Loss on investment in less
    than 50% owned entities      (10,112)    (11,434)    (20,481)    (30,865)
                              ----------  ----------  ----------  ----------
  Total other income (expense)   (22,617)    (38,464)    (44,568)    (62,241)

NET (LOSS)                      (220,880)   (293,980)   (398,438)   (613,737)
                              ==========  ==========  ==========  ==========

 (LOSS) PER SHARE             $    (0.01) $    (0.01) $    (0.02) $    (0.02)
                              ==========  ==========  ==========  ==========
Weighted average number of
common shares and common
shares equivalents
outstanding.                  26,514,336  25,700,665  26,514,336  25,700,665
                              ==========  ==========  ==========  ==========

              SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                              Source (use) of Cash
                                           Six Months Ended June 30th
                                              1997            1996
                                          ------------    ------------
Cash Flows from Operating Activities
Net ( Loss)                               $  (398,438)    $  (613,737)
Adjustments to reconcile net loss to net
cash used by operating activities :
   Depreciation                                69,168         107,710
   Provision for bad debt                       5,000           2,160
   Loss on disposal of equipment                 (400)         (2,750)
   Profit on sale of marketable securities          -             483
   Loss on Investment in less than
     50% owned entities                        20,461          30,865
   Services Acquired through issuance
     of common stock                           47,500          31,000
   Decrease(increase) in trade accounts
     receivable                                     -          34,889
   Decrease(increase) in trade accounts
     receivable - affiliates                  (19,225)          16,273
   Decrease(increase) in other receivables      3,401             600
   Decrease(increase) in other receivables
     - affiliates                                   -         (17,356)
   Decrease(increase) in inventory              3,687              88
   Decrease(increase) in prepaid expense       15,385          65,235
   Decrease(increase) in deposits                (189)        (16,510)
   (Decrease) increase in accounts payable     (9,633)       (105,623)
   (Decrease)increase in accrued expenses     151,736         (67,394)
                                          -----------     -----------
       Total Adjustments                      288,891          79,670
                                          -----------     -----------
Net Cash generated (used)
 by operating activities                  $  (111,547)    $  (534,067)
                                          -----------     -----------
Cash Flows from Investing Activities
   Purchase of equipment                  $    (4,500)    $    (1,302)
   Purchase of artifacts                            -               -
   Increase in other investments                    -               -
   Issuance of notes receivable
     from affiliates                                -               -
   Proceeds from disposal of equipment            400       1,441,635
   Proceeds from the sale of marketable
     securities                                     -           8,504
   Payments received on notes receivable            -               -
   Decrease in investment in affiliate              -               -
                                          -----------     -----------
Net Cash provided (used) by investing
activities                                $    (4,100)    $ 1,448,837
                                          -----------     -----------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock           -           6,500
   Proceeds from issuance of warrants               -               -
   Advances from related parties              114,100               -
   Issuance of notes payable - other            2,000               -
   Issuance of notes payable - related              -          25,000
   Repayment of notes                               -          (2,614)
   Repayment of notes - related                     -         (25,000)
   Payments on capital lease payable                -        (900,000)
                                          -----------     -----------
Net Cash provided (used) by
financing activities                          116,100        (896,114)
                                          -----------     -----------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENT                               453          18,656

CASH AND CASH EQUIVALENT
BEGINNING OF QUARTER                              536           8,191
                                          -----------     -----------
CASH AND CASH EQUIVALENT
END OF QUARTER                            $       989     $    26,847
                                          ===========     ===========


Summary of significant non cash transactions

During 1996 several debt holders, through the exercise of warrants and options, converted their debt to stock. A summary of the debt converted to stock is as follows:

                                                     Common
                                              Amount         Shares
                                          ------------    ------------

Accounts payable                          $    19,000          81,000
Accrued salary                                 70,612         504,366
Notes payable                                  15,000          82,143
                                          -----------     -----------
                                              104,612         667,509

The Company issued 200,000 shares to three unrelated consultants for services rendered in the amount of $31,000.

In February 1997, the Company issued 130,000 shares of its Common Stock to each of two directors of Pesqamar, the Company's Brazilian joint venture company, as payment for past services rendered to Pesquamar.

In February 1997, the Company issued 4,000 shares of its Common Stock to each of five persons who served in an advisory group to the Company's Board of Directors.

On April 1, 1997, the Company converted $36,000 of its account payable to Solaris International, Inc. into a promissory note for $36,000 payable on March 31, 1998, with interest at 10% per annum.

             SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30 1997(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

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

                                          Per 10-KSB       Restated
                                         Dec 31, 1996    Comparatives
                                         ------------    ------------

CURRENT LIABILITIES
   Accounts payable                       $   535,259     $   535,259
   Accrued expenses
     Salaries                                 205,305         205,305
     Interest due related parties              55,383            -
     Interest due to others                    70,486         125,869
     Other                                    132,085         132,085
   Due to related parties                     424,143         126,589
   Notes payable - others                     253,129         550,683
                                          -----------     -----------
       Total current liabilities            1,675,790       1,675,790
                                          -----------     -----------


In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of June 30, 1997, results of operations, and cash flows for the interim periods presented. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE 2.  AFFILIATES FINANCIAL INFORMATION

The Company is the General Partner and a less than 50% interest owner in Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd., all Florida limited partnerships. These partnerships are accounted for on the equity method. Summarized financial statement information is shown on page 8.

             SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                         BALANCE  SHEETS - AFFILIATES

                                    Six Months Ended June 30, 1997
                                 Seahawk I,   Seahawk II,  Eagle Part-
                                    Ltd.         Ltd.       ners, Ltd.
                                ------------  -----------  ------------

Current Assets
  Cash                          $       239  $        52  $         -
  Inventory - other                   1,146            -            -
                                -----------  -----------  -----------
     Total Current Assets             1,385           52            -
                                -----------  -----------  -----------
Other Assets
  Artifact inventory                625,275            -            -
                                -----------  -----------  -----------
     Total Assets                   626,660           52            -
                                -----------  -----------  -----------
Current Liabilities
  Accounts payable - trade            4,087        2,217        3,525
  Accounts payable
   - general partner                631,417       22,658    1,044,628
  Accrued liabilities                   576            -            -
  Notes payable limited partners     25,203            -            -
  Notes payable general partner     383,027            -       57,466
  Losses in excess of investment
     in affiliate                                              26,138
                                -----------  -----------  -----------
     Total Current Liabilities    1,044,311       24,875    1,131,756
                                -----------  -----------  -----------
Partners' Capital
  Capital contributed             2,511,041    1,371,251      150,100
  Accumulated loss               (2,928,692)  (1,396,074)  (1,281,856)
                                -----------  -----------  -----------
    Net Capital                    (417,651)     (24,823)  (1,131,756)
                                -----------  -----------  -----------
     Total Liabilities
     and Capital                    626,660           52            0
                                -----------  -----------  -----------

STATEMENTS OF OPERATION - AFFILIATES

Revenues                        $         0  $         0  $         0
Expenses
   Administrative expenses           10,441        5,000        5,000
                                -----------  -----------  -----------
     Total Expenses                  10,441        5,000        5,000
                                -----------  -----------  -----------
Other Income (Expenses)             (28,299)           0       (2,466)
                                -----------  -----------  -----------
     Net (Loss)                 $   (38,740) $    (5,000) $    (7,466)
                                -----------  -----------  -----------

NOTE 3.  INCOME TAXES

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

NOTE 4.  COMMON STOCK TRANSACTIONS WITH RELATED PARTIES

During April 1996, the Company issued 264,774 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the year ended December 31, 1995:


                                             Number        Unpaid
               Name                         of Shares    Remuneration
               ----                         ---------    ------------

           John Lawrence                     152,183       $21,305
           John Balch                        152,183       $21,305

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

NOTE 5.  COMMON STOCK TRANSACTIONS WITH OTHERS

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

NOTE 6.  CONTINGENCIES

In December, 1998, the Company received a claim for indemnity from Greg Stemm, John Morris and Dan Bagley, all former directors and officers of the Company, for payment of the sum of expenses they incurred in defending an action brought against them by the Securities and Exchange Commission. The indemnification claim was made under Colorado corporate law. The Company has received itemization of the purported legal fees and costs incurred in the defense of the former directors and officers in the amount of approximately $700,000.

It is the Company's position that an agreement with the Securities and Exchange Commission entered into by the Company in 1994, under which the Company contracts not to reimburse the former directors and officers for the expenses they are claiming in the suite, takes priority over state law and the Company will vigorously resist the claim.

NOTE 7.  SUBSEQUENT EVENTS

LEASE AND SALE OF ARTIFACTS=0D=0DIn October 1997, the Company signed an agreement with Michael's International Treasure Jewelry, Inc., Key West Florida, to exhibit certain artifacts for a minimum period of 12 months, at a rental of $57,500 per quarter in advance. The artifacts included the entire inventory of Seahawk I, Ltd. The agreement also provided for Michael's to have an option to purchase the artifacts for $2,500,000 ($750,000 cash and $1,750,000 in common stock of Vanderbilt Square, Inc., a publicly quoted affiliate of Michael's) at any time during the term of the lease. Any revenue from the agreement was to be divided between the Company and Seahawk I, Ltd. in the ratio of the respective book values of the assets involved. On February 10, 1998, Vanderbilt changed its name to Treasure and Exhibits International, Inc.("TEI"). Prior to the agreement, the Company signed an agreement with Odyssey Marine Exploration, Inc. to pay Odyssey 10% of any proceeds from the lease or subsequent sale pursuant to the introduction by Odyssey of Michaels and Vanderbilt to the Company.

On March 19, 1998, TEI entered an agreement with the Company and Seahawk I, Ltd. To purchase all of Seahawk I, Ltd.'s artifacts, their related documentation and all of the Company's artifacts. The consideration was $822,056 in cash and 9,500,000 newly issued shares of TEI's common stock which were valued at the time of the agreement at $0.17 per share or $1,615,000. Immediately thereafter Seahawk I, Ltd. repaid all its debt to the Company in cash and TEI stock, repaid other loans to two of the limited partners and made a pro rata distribution to the limited partners of the remaining TEI stock based on the limited partners' total investment in Seahawk I.

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

The transactions with TEI can be summarized as follows:

i) In total.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------
Artifacts sold for       822,056      9,500,000     1,615,000     2,437,056
  Less commission         76,750      1,008,827       166,500       243,250
Net Sale proceeds        745,306      8,491,173     1,448,500     2,193,806
Less provision for
  costs and subse-
  quent loss on sale
  of stock                 5,000                      250,392       255,392
Net proceeds after
  provision              740,306      8,491,173     1,198,108     1,938,413
Book value of artifacts
  sold                                                              928,348
Profit on sale of
  Artifacts                                                       1,010,066

ii) In the books of the Company.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------
Artifacts sold for       280,074      3,236,650       550,230       830,304
  Less commission         26,149        343,708        56,727        82,875
Net Sale proceeds        253,926      2,892,942       493,503       747,429
Less provision for
  costs and subse-
  quent loss on sale
  of stock                 5,000                      250,392       255,392
Net proceeds after
  provision              248,926      2,892,942       243,111       492,037
Book value of artifacts
  sold                                                              303,073
Profit on sale of
  Artifacts                                                         188,964

iii) In the books of Seahawk I, Ltd.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------
Artifacts sold for       541,982      6,263,350     1,064,771     1,606,752
  Less commission         50,601        665,119       109,773       160,375
Net Sale proceeds        491,380      5,598,231       954,997     1,446,377
Book value of artifacts
  sold                                                              625,275
Profit on sale of
  Artifacts                                                         821,102

ISSUANCE OF SERIES 3 PREFERRED STOCK

In February 1998, the Company issued 550,000 shares of Series 3 preferred stock to a non affiliated company as part payment for subcontracted services valued at $55,000.

SETTLEMENT OF REMARC DEBT

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

The net loss for the three months to June 30, 1997 was $220,880 compared to a loss of $293,980 in the corresponding quarter of 1996.

Total revenues in the 1997 quarter at $19,904 were up $14,850 from the 1996 quarter. Total expenses of $217,347 were incurred in the second quarter of 1997, compared to $260,570 in the equivalent period in 1996. While operating expenses decreased to $78,895 in the second quarter of 1997 from $145,459 in the equivalent quarter in 1996, there was an increase in general and administrative expense to $138,452 during the 1997 quarter from $115,111 in the 1996 quarter. This resulted in the quarter's loss from operations being lower at $198,253 in 1997 compared to $255,516 in 1996.

The Company's cost of vessel in the quarter ended June 30, 1997 was $12,077 compared to $55,776 for the second quarter of 1996. In both of these quarters the RV Seahawk was laid up in dock awaiting work, and the expenditure consisted mainly of dockage, insurance, crew and maintenance costs. However, in the 1997 quarter the crew costs were minimal compared to those of the 1996 equivalent of $38,820 because in 1996 time was spent refitting the vessel.

Conservation and archaeology expenses were $11,500 for the quarter ending June 30, 1997 as compared to $12,758 for the equivalent period during 1996. This was a result of maintaining a similar level of activity for the quarter ending June 30, 1997 as that of the equivalent quarter of 1996.

Depreciation was $34,550 for the quarter ending June 30, 1997, similar to the $37,980 charge for depreciation in the equivalent period in 1996.

Rent was unchanged for the quarter ending June 30, 1997 compared to the equivalent quarter during 1996 at $20,768.

Administrative costs increased by $23,341 to $138,452 for the quarter ending June 30, 1997 as compared to $115,111 during the same period of 1996. The increase resulted largely from higher payroll costs accrued for the executive directors ($66,000 in the 1997 quarter compared to $50,000 in the 1996 quarter), and a write off of unsaleable merchandise of $2,964 in the quarter ended June 30, 1997.

Interest expense increased to $27,201 for the quarter ending June 30, 1997 compared to $21,013 in the second quarter of 1996. The increase was due to the elimination of interest expense associated with the note payable to Commercial Union Capital upon the sale of the M/V Seahawk Retriever in April 1996.

Interest income was $8,726 for the second quarter of 1997 resulting from a note receivable from affiliates. There was $7,479 interest income for the equivalent period during 1996. The increase is due to a higher balance of notes payable during the 1997 quarter.

The loss on investment in less than 50% owned entities was $10,112 in the 1997 quarter, down $1,322 from the second quarter of 1996. These losses represent the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the general partner.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

The net loss for the six months ending June 30, 1997 was $398,438 compared to a loss of $613,737 in the corresponding period of 1996.

Total revenues of $34,792 for the half year ended June 30, 1997 were down $21,972 from the equivalent period during 1996 primarily as a result of decreased billing for charter hire of the RV Seahawk. Billing to affiliated limited partnerships increased by $23,240 during the six months period. This resulted primarily from a credit for weather days being issued to Eagle Miners Limited in 1996 for previously billed services. Total expenses of $388,662 were incurred during the six months ending June 30, 1997, compared to $608,260 in the equivalent period in 1996. Operating expenses decreased to $162,235 in the six month period of 1997 from $335,546 during the equivalent period in 1996. There was a decrease in general and administrative expense to $226,427 during the six months ending June 30 1997 from $272,731 in the 1996 period. This resulted in the loss from operations being lower at $353,870 in the six months ending June 30, 1997 as compared to $551,496 during the six months ending June 30, 1996.

The Company's cost of vessel operations were down by $136,014 to $23,227 for the six months ending June 30, 1997 as compared to the equivalent period in 1996 when vessel operations were $159,241. This resulted mainly from decreased marine expenses related to the MV Seahawk Retriever, which was sold in April 1996. The main constituents of these savings were: Insurance of $14, 477, Payroll of $67,086, travel and communication costs of $7,789 and repairs and maintenance costs of $24,238.

Conservation and archaeology expenses were $24,046 for the six months ending June 30, 1997 as compared to $25,760 for the equivalent period during 1996.

Depreciation was $69,169 for the six months ending June 30, 1997, $38,541 lower than the charge for depreciation in the equivalent period in 1996. The difference resulted from the decrease in depreciation expense associated with the vessel M/V Seahawk Retriever which was sold during the second quarter of 1996. Rent was relatively unchanged for the six month period ending June 30, 1997 at $45,793 compared to $42,835 during the equivalent period of 1996.

Administrative costs decreased by $46,286 to $226,427 for the six months ending June 30, 1997 as compared to $272,713 during the same period of 1996. There was a decrease in consulting expense of $16,550 during the six months ended June 30, 1997 which resulted from a reduced cost of efforts to pursue a shipwreck project in waters off Brazil. Accrued payroll costs were up in the first half of 1997 at $130,775 compared to $100,025 on the first half of 1996, due to an increase in executive compensation.

Interest expense increased to $55,336 for the six months ending June 30, 1997 compared to $41,004 in the like period of 1996. The increase was due to the additional notes payable during the later period. Interest income was $29,244 for the six months ending June 30, 1997 compared to $17,356 during the equivalent period during 1996. The increase was due to the interest earned on the increase in notes receivable from Eagle Partners, Ltd. and Seahawk I, Ltd.

The loss on investment in less than 50% owned entities was $20,481 in the half year to June 30, 1997 compared to $30,865 during the same period in 1996. These losses represent the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the managing general partner. Seahawk I, Ltd. produced a loss of $39,740 primarily resulting from interest on loans due to the Company, efforts to develop a market for the artifacts recovered from the Tortugas Shipwreck Site and from the cost of year end accounting requirements. Seahawk II, Ltd. incurred an administrative loss of $5,000 and Eagle Partners, Ltd. incurred administrative and operating costs of $7,466 which resulted in net losses of those amounts for the six month period.

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

YEAR 2000 COMPLIANCE

The Company has reviewed the effect that the year 2000 will have on its essential computer systems, especially those related to its ongoing operations and its internal control systems, including the preparation of financial information.

The Company's computer systems are used primarily for basic accounting, word processing, spreadsheet applications and access to the internet and world wide web.

The Company employs four PC computers with year 2000 compliant hardware. The Company does not depend on any specialized computer hardware that may become non-functional due to year 2000 problems.

The Company utilizes commonly used software packages, the vendors of which have all addressed the issue of year 2000 compliance, and the Company does not foresee any year 2000 related software problems that will not be averted by the cost-free installation of simple updates.

The Company believes that there will be no significant adverse effect on its operations or accounting records related to the year 2000.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.  The following exhibit is filed with this report:

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K.  None.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)                   SEAHAWK DEEP OCEAN TECHNOLOGY, INC.


By (SIGNATURE)                 /s/  John T. Lawrence
(NAME AND DTITLE)              John T. Lawrence, President
(DATE)                         February 25, 1999

                               EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically