Form 10QSB
period 1997-09-30
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 1999-02-26
CIK 833020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 1997


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

                                    INDEX

Part I:   Financial Information.................................Page No.

Item 1.   Financial Information:

          Consolidated Balance Sheets - September 30, 1997
          and December 31, 1996.................................  3-4

          Consolidated Statements of  Operations - Three
          Months Ended September 30, 1997 and 1996, and Nine
          Months Ended September 30, 1997 and 1996 .............  5

          Consolidated Statement of Cash Flows
          for the Nine Months Ended September 30, 1997 and
          1996..................................................  6-7

          Notes to Consolidated Financial Statements............  8-13

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........  14-18

Part II:   Other Information....................................  19

           Item 1.  Legal Proceedings...........................  19

           Item 2.  Change in Securities........................  19

           Item 3.  Defaults Upon Senior Securities.............  19

           Item 4.  Submission of Matters to a Vote
                    of Security Holders.........................  19

           Item 5.  Other Information...........................  19

           Item 6.  Exhibits and Reports on Form 8-K............  19

Signatures... ..................................................  20

              SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

ASSETS
                                          (Unaudited)
                                          September 30    December 31
                                             1997            1996
                                          ------------    ------------

CURRENT ASSETS
      Cash and cash equivalents           $       501     $       536
      Accounts receivable Other                 9,237          13,851
      Merchandise inventory                         -           3,687
      Prepaid expenses                         18,008          41,812
                                          -----------     -----------
            Total current assets               27,746          59,886
                                          -----------     -----------
PROPERTY AND EQUIPMENT
      Net of accumulated depreciation
      of $798,767 and $702,739                635,763         729,291
                                          -----------     -----------

OTHER ASSETS
      Artifacts                               303,073         303,073
      Accounts and Notes Receivable
      affiliates less losses in excess
      of investment in affiliates
      of $1,872,366 and $1,841,651            302,753         269,401
      Deposits                                  6,575          11,686
      Purchased shipwreck research,
      net of $19,930 and $18,055
      amortization                                694           6,319
                                          -----------     -----------
           Total other assets                 613,095         590,479
                                          ------------    -----------
TOTAL ASSETS                              $ 1,276,604     $ 1,379,656
                                          ------------    -----------

          SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY
                                          (Unaudited)
                                          September 30    December 31
                                              1997           1996
                                          ------------    ------------

CURRENT LIABILITIES
      Accounts payable                    $   515,091     $   535,259
      Accrued expenses
         Salaries                             393,661         205,305
         Interest due related parties               -            -
         Interest due to others               210,421         125,869
         Other                                 88,420         132,085
      Due to related parties                  319,139         126,589
      Notes payable - others                  584,183         550,683
                                          -----------     -----------
            Total current liabilities       2,110,915       1,675,790
                                          -----------     -----------
STOCKHOLDERS' EQUITY

      Preferred stock - no par value
      60,000,000 shares authorized;
      200,000 and 200,000 shares
      issued and outstanding                   50,000          50,000
      Common stock - no par value;
      30,000,000shares authorized;
      26,704,047 and 26,134,366 shares
      issued and outstanding               13,358,047      13,281,497
      Paid in capital-stock options             5,191           5,191
      Accumulated (deficit)               (14,247,549)    (13,632,822)
                                          -----------     -----------
            Total Stockholders' equity       (834,311)       (296,134)
                                          -----------     -----------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $ 1,276,604     $ 1,379,656
                                          ===========     ===========

          SEAHAWK DEEP OCEAN TECHNOLOGY, INC AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                   September 30th         September 30th
                                 1997        1996        1997        1996
                              ==========  ==========  ==========  ==========

REVENUES
  Income from Affiliates      $   10,000  $    2,850  $   30,000  $     (390)
  Income from Others              15,465        (344)     30,257      59,660
                              ----------  ----------  ----------  ----------
    Total Revenues                25,465       2,506      60,257      59,270

OPERATING EXPENSES
  Vessel Operations               18,524      43,716      57,902     184,780
  Vessel Operations- Affiliates        -           -           -      18,177
  Conservation                    20,464      12,297      44,510      38,057
  Depreciation                    34,484      37,194     103,653     144,903
  Rent                            14,916      20,833      60,708      63,668
                              ----------  ----------  ----------  ----------
  Total Operating Expenses        88,388     114,038     259,873     449,585

GENERAL AND ADMINISTRATIVE
  EXPENSES                       129,587      92,798     346,764     365,512
                              ----------  ----------  ----------  ----------
  Total Expenses                 217,975     206,837     606,637     815,096

(LOSS) FROM OPERATIONS          (192,510)   (204,331)   (546,380)   (755,827)
                              ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE)
  Interest income affiliate       14,844       8,822      44,088      26,178

  Interest income others               -           -           -           5
  Interest expense               (30,164)    (20,885)    (84,598)    (61,889)
  Other income (loss)                  -           -       1,605     (10,000)
  Gain on sale of marketable
    securities                         -           -           -        (483)
  Loss on disposal of equipment      895           -       1,295       2,750
  Gain (Loss) on settlements           -       3,491           -       3,491
  Loss on investment in less
    than 50% owned entities      (10,255)     (8,021)    (30,736)    (38,886)
                              ----------  ----------  ----------  ----------

  Total other income (expense)   (24,680)    (16,594)    (68,346)    (78,835)
                              ----------  ----------  ----------  ----------

NET (LOSS)                      (181,190)   (220,924)   (614,726)   (834,662)
                              ==========  ==========  ==========  ==========
(LOSS) PER SHARE              $  (  0.01) $  (  0.01) $  (  0.02) $  (  0.03)
                              ==========  ==========  ==========  ==========

Weighted average number of
common shares and common
shares equivalents
outstanding.                  26,515,032  25,846,287  26,515,032  25,846,287
                              ==========  ==========  ==========  ==========

              SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                              Source (use) of Cash
                                         Nine Months Ended September 30,
                                              1997            1996
                                          ------------    ------------
Cash Flows from Operating Activities
Net ( Loss)                               $  (614,727)    $  (834,662)

Adjustments to reconcile net loss to net
cash used by operating activities :
   Depreciation                               103,653         144,904
   Provision for bad debt                      10,000           3,300
   Loss on disposal of equipment                 (400)         (2,750)
   Profit on sale of marketable securities          -             483
   Loss on Investment in less than
     50% owned entities                        30,726          38,886
   Services Acquired through issuance
     of common stock                           12,500          31,000
   Decrease(increase) in trade accounts
     receivable                                     -          30,889
   Decrease(increase) in trade accounts
     receivable - affiliates                  (29,224)         33,913
   Decrease(increase) in other receivables      4,614             600
   Decrease(increase) in other receivables
     - affiliates                                   -         (26,179)
   Decrease(increase) in inventory              3,687           1,962
   Decrease(increase) in prepaid expense       23,805          75,389
   Decrease(increase) in deposits               5,111         (16,498)
   (Decrease) increase in accounts payable    (20,169)        (61,624)
   (Decrease)increase in accrued expenses     228,899          19,691
                                          -----------     -----------
       Total Adjustments                      373,202         273,966
                                          -----------     -----------
Net Cash generated (used)
 by operating activities                  $  (241,525)    $  (560,696)
                                          -----------     -----------
Cash Flows from Investing Activities
   Purchase of equipment                  $    (4,500)    $    (1,302)
   Purchase of artifacts                            -               -
   Increase in other investments                    -               -
   Issuance of notes receivable
     from affiliates                                -               -
   Proceeds from disposal of equipment          2,400       1,441,635
   Proceeds from the sale of marketable
     securities                                     -           8,504
   Payments received on notes receivable            -               -
   Decrease in investment in affiliate             10               -
                                          -----------     -----------
Net Cash provided (used) by investing
activities                                $    (2,110)    $ 1,448,837
                                          -----------     -----------

Cash Flows from Financing Activities
  Proceeds from issuance of common stock       11,050           6,500
  Proceeds from issuance of warrants                -               -
  Advances from related parties               194,550               -
  Issuance of notes payable - other            38,000               -
  Issuance of notes payable - related               -          25,000
  Repayment of notes                                -          (2,614)
  Repayment of notes - related                      -         (25,000)
  Payments on capital lease payable                 -        (900,000)
                                          -----------     -----------
Net Cash provided (used) by
financing activities                          243,600        (896,114)
                                          -----------     -----------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENT                               (35)         (7,973)

CASH AND CASH EQUIVALENT
BEGINNING OF QUARTER                              536           8,191
                                          -----------     -----------
CASH AND CASH EQUIVALENT
END OF QUARTER                            $       501     $       218
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

In February 1997, the Company issued 4,000 shares of its Common Stock to each of five persons who served in an advisory group to the Company's Board.

On April 1, 1997, the Company converted $36,000 of its account payable to Solaris International, Inc. into a promissory note for $36,000 payable on March 31, 1998, with interest at 10% per annum.

               SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                    NOTES CONSOLIDATED ON FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1997 (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Seahawk Deep Ocean Technology, Inc. and subsidiaries (Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1996.

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of September 30, 1997, results of operations, and cash flows for the interim periods presented. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

              SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                            BALANCE  SHEETS - AFFILIATES

                                 Nine Months Ended September 30, 1997
                                 Seahawk I,   Seahawk II,  Eagle Part-
                                    Ltd.         Ltd.       ners, Ltd.
                                 ------------ ------------ ------------
Current Assets
  Cash                           $       229  $        52  $         -
  Inventory - other                    1,146            -            -
                                 -----------  -----------  -----------
     Total Current Assets              1,375           52            -
                                 -----------  -----------  -----------
Other Assets
  Artifact inventory                 625,275            -            -
                                 -----------  -----------  -----------
     Total Assets                    626,650           52            -
                                 -----------  -----------  -----------
Current Liabilities
  Accounts payable - trade             4,087        2,217        3,525
  Accounts payable
   - general partner                 636,417       25,158    1,047,128
  Accrued liabilities                    576            -            -
  Notes payable limited partners      25,977            -            -
  Notes payable general partner      396,638            -       58,698
  Losses in excess of investment
   In Eagle Miners, Ltd.                                        26,138
                                 -----------  -----------  -----------
     Total Current Liabilities     1,063,695       27,375    1,135,489
                                 ------------ ------------ ------------
Partners' Capital
  Capital contributed              2,511,041    1,371,251      150,100
  Accumulated loss                (2,948,086)  (1,398,574)  (1,285,589)
                                 -----------  -----------  -----------
    Net Capital                     (437,046)     (27,323)  (1,135,489)
                                 -----------  -----------  -----------
     Total Liabilities
     and Capital                     626,650           52            0
                                 -----------  -----------  -----------

STATEMENTS OF OPERATION - AFFILIATES

Revenues                         $         0  $         0  $         0
Expenses
   Administrative expenses            15,461        7,500        7,500
                                 -----------  -----------  -----------
     Total Expenses                   15,461        7,500        7,500
                                 -----------  -----------  -----------
Other Income (Expenses)              (42,685)           0       (3,699)
                                 -----------  -----------  -----------
     Net (Loss)                  $   (58,146) $    (7,500) $   (11,199)
                                 -----------  -----------  -----------

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

NOTE 4. COMMON STOCK TRANSACTIONS WITH RELATED PARTIES

During April 1996, the Company issued 264,774 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the year ended December 31, 1995:

                                           Number          Unpaid
               Name                       of Shares      Remuneration
                                         ------------    ------------

           John Lawrence                   152,183         $21,305
           John Balch                      152,183         $21,305

During February 1997, the Company issued 100,000 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the month ended September 30, 1996:

                                            Number        Unpaid
               Name                        of Shares    Remuneration
                                          ----------    ------------

           John Lawrence                     50,000      $6,125
           John Balch                        50,000      $6,125

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

During September 1997, the Company issued 105,107 shares of its common stock to two individuals in payment of an account payable of $18,000 and the Company issued 85,000 shares of its common stock to one individual in return for a cash investment of $11,050.

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

NOTE 7. SUBSEQUENT EVENTS

LEASE AND SALE OF ARTIFACTS

In October 1997, the Company signed an agreement with Michael's International Treasure Jewelry, Inc., Key West Florida, to exhibit certain artifacts for a minimum period of 12 months, at a rental of $57,500 per quarter in advance. The artifacts included the entire inventory of Seahawk I, Ltd. The agreement also provided for Michael's to have an option to purchase the artifacts for $2,500,000 ($750,000 cash and $1,750,000 in common stock of Vanderbilt Square, Inc., a publicly quoted affiliate of Michael's) at any time during the term of the lease. Any revenue from the agreement was to be divided between the Company and Seahawk I, Ltd. in the ratio of the respective book values of the assets involved. On February 10, 1998, Vanderbilt changed its name to Treasure and Exhibits International, Inc.("TEI"). Prior to the agreement, the Company signed an agreement with Odyssey Marine Exploration, Inc. to pay Odyssey 10% of any proceeds from the lease or subsequent sale pursuant to their introduction of Michaels and Vanderbilt.

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

The transactions with TEI can be summarized as follows:

i) In total.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------
Artifacts sold for       822,056      9,500,000     1,615,000     2,437,056
 Less commission          76,750      1,008,827       166,500       243,250
Net Sale proceeds        745,306      8,491,173     1,448,500     2,193,806
Less provision for
 costs and subse-
 quent loss on
 sale of stock             5,000                      250,392       255,392
Net proceeds after
 provision               740,306      8,491,173     1,198,108     1,938,413
Book value of arti-
 facts sold                                                         928,348
Profit on sale of
 Artifacts                                                        1,010,066

ii) In the books of the Company.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------

Artifacts sold for       280,074      3,236,650       550,230       830,304
 Less commission          26,149        343,708        56,727        82,875
Net Sale proceeds        253,926      2,892,942       493,503       747,429
 Less provision for
 costs and subse-
 quent loss on sale
 of stock                  5,000                      250,392       255,392
Net proceeds after
 provision               248,926      2,892,942       243,111       492,037
Book value of arti-
 facts sold                                                         303,073
Profit on sale of
 Artifacts                                                          188,964

iii) In the books of Seahawk I, Ltd.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------
Artifacts sold for       541,982      6,263,350     1,064,771     1,606,752
 Less commission          50,601        665,119       109,773       160,375
Net Sale proceeds        491,380      5,598,231       954,997     1,446,377
Book value of artifacts
 sold                                                               625,275
Profit on sale of
 Artifacts                                                          821,102

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

The net loss for the three months to September 30, 1997 was $181,190 compared to a loss of $220,924 in the corresponding quarter of 1996.

Total revenues in the 1997 quarter at $25,465 were up $22,950 from the 1996 quarter. Total expenses of $217,975 were incurred in the third quarter of 1997, compared to $206,837 in the equivalent period in 1996. While operating expenses decreased to $88,388 in the third quarter of 1997 from $114,038 in the equivalent quarter in 1996, there was an increase in general and administrative expense to $129,587 during the 1997 quarter from $92,798 in the 1996 quarter. This resulted in the quarter's loss from operations being lower at $192,510 in 1997 compared to $204,311 in 1996.

The Company's cost of vessel operations lower at $18,524 for the quarter ending September 30, 1997 from $43,716 for the third quarter in 1996. In both of these quarters the RV Seahawk was laid up in dock awaiting work, and the expenditure consisted mainly of dockage, insurance, minimum crew and maintenance costs.

Conservation and archaeology expenses were $20,464 for the quarter ending September 30, 1997 as compared to $12,297 for the equivalent period during 1996. This was a result of maintaining a higher level of activity for the quarter ending September 30, 1997 than that of the equivalent quarter of 1996.

Depreciation was $34,484 for the quarter ending September 30, 1997, similar to the $37,194 charge for depreciation in the equivalent period in 1996.

Rent at $14,916 was $5,917 less for the quarter ending September 30, 1997 compared to the $20,833 charge the equivalent quarter during 1996. This was because a lower rate was negotiated with the lessor pending the completion of certain renovations.

Administrative costs increased to $129,798 for the quarter ending September 30, 1997 as compared to $92,798 during the same period of 1996. The increase resulted largely from higher payroll costs accrued for the executive directors ($66,000 in the 1997 quarter compared to $50,000 in the 1996 quarter), and higher travelling and administrative costs of the project in Brazil.

Interest expense increased to $30,164 for the quarter ending September 30, 1997 compared to $20,885 in the third quarter of 1996. The increase was due to additional loans.

Interest income was $14,844 for the third quarter of 1997 resulting from a note receivable from affiliates. There was $8,822 interest income for the equivalent period during 1996. The increase is due to a higher compounded balance of notes payable during the 1997 quarter.

The loss on investment in less than 50% owned entities was $10,255 in the 1997 quarter, up $2,234 from the third quarter of 1996. These losses represent the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the general partner.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

The net loss for the nine months ending September 30, 1997 was $614,726 compared to a loss of $834,662 in the corresponding period of 1996.

Total revenues of $60,257 for the nine months ended September 30, 1997 were similar to the $59,270 earned in the equivalent period during 1996. Total expenses of $606,637 were incurred during the nine months ending September 30, 1997, compared to $815.096 in the equivalent period in 1996. Operating expenses decreased to $259,873 in the nine month period of 1997 from $449,585 during the equivalent period in 1996. There was a decrease in general and administrative expense to $346,764 during the nine months ending September 30 1997 from $365,512 in the 1996 period. This resulted in the loss from operations being lower at $546,380 in the nine months ending September 30, 1997 as compared to $755,827 during the nine months ending September 30, 1996.

The Company's cost of vessel operations were down by $145,055 to $57,902 for the nine months ending September 30, 1997 as compared to the equivalent period in 1996 when vessel operations were $202,957. This resulted mainly from decreased marine expenses related to the MV Seahawk Retriever, which was sold in April 1996. The main constituents of these savings were: Insurance of $14,477, Payroll of $92,290, travel and communication costs of $9,760 and repairs and maintenance costs of $24,238.

Conservation and archaeology expenses were similar at $44,510 for the nine months ending September 30, 1997 to the $38,057 for the equivalent period during 1996. Depreciation was $103,353 for the nine months ending September 30, 1997, $41,250 lower than the charge for depreciation in the equivalent period in 1996. The difference resulted from the decrease in depreciation expense associated with the vessel M/V Seahawk Retriever which was sold during the second quarter of 1996. Rent was lower for the nine month period ending September 30, 1997 at $60,708 compared to $63,668 during the equivalent period of 1996, because a lower rate was negotiated with the lessor from July 1997, pending the completion of certain renovations.

Administrative costs decreased by $18,748 to $346,764 for the nine months ending September 30, 1997 as compared to $365,512 incurred during the same period of 1996. There was a decrease in consulting expense of $11,269 during the nine months ended September 30, 1997 which resulted from a reduced cost of efforts to pursue a shipwreck project in waters off Brazil. Accrued payroll costs were up in the first nine months of 1997 at 196,318 compared to 149,318 on the first nine months of 1996, due to an increase in executive compensation.

Interest expense increased to $84,598 for the nine months ending September 30, 1997 compared to $61,889 in the like period of 1996. The increase was due to the additional notes payable during the later period. Interest income was $44,088 for the nine months ending September 30, 1997 compared to $26,178 during the equivalent period during 1996. The increase was due to the interest earned on the increase in notes receivable from Eagle Partners, Ltd. and Seahawk I, Ltd.

The loss on investment in less than 50% owned entities was $30,736 in the nine months to September 30, 1997 compared to $38,886 during the same period in 1996. These losses represent the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the managing general partner. Seahawk I, Ltd. produced a loss of $58,146 primarily resulting from interest on loans due to the Company, efforts to develop a market for the artifacts recovered from the Tortugas Shipwreck Site and from the cost of year end accounting requirements. Seahawk II, Ltd. incurred an administrative loss of $7,500 and Eagle Partners, Ltd. incurred administrative and operating costs of $11,199 which resulted in net losses of those amounts for the nine month period.

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