Form 10KSB
period 1997-12-31
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 1999-06-10
CIK 833020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1997

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

The Issuer's revenues for the most recent fiscal year were $179,265.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

As of May 9, 1999, 28,157,614 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $785,600.

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

On September 12, 1989, the Company organized Seahawk Artifact Recovery, Inc. and acquired 100% interest with the purchase of 625,000 shares of its no par value common stock for $35,000 cash. This subsidiary was inactive throughout 1989 and 1990. In January 1991, its name was changed to Seahawk Museum Development, Inc. This subsidiary was developing plans for a shipwreck and treasure museum in St. Petersburg, Florida, however, the Company's inability to finance the museum forced the Company to put the museum plans on hold indefinitely and Seahawk Museum Development, Inc. has been inactive since 1993. Unless the context otherwise requires, the term "Company" as used herein refers to Seahawk Deep Ocean Technology, Inc. and its wholly owned subsidiary Seahawk Museum Development, Inc.

On February 4, 1991, the Company acquired all of the outstanding stock of Valley Marine, Inc. ("VMI") in exchange for 600,000 newly issued shares of the Company's Common Stock. VMI owned the Seahawk Retriever, a 204-foot vessel. During February 1991, VMI merged into R/V Seahawk.

R/V Seahawk was formed on May 23, 1988, for the purpose of serving as general partner for one or more limited partnerships, which were to be formed to search for valuable shipwrecks. R/V Seahawk was initially capitalized with $200,000 by five investors. R/V Seahawk then purchased equipment to be used for the search operations and signed an agreement with marine archaeologist Robert Marx for the right to use data for a suspected shipwreck site. R/V Seahawk then formed its first partnership, Seahawk I, and raised $175,000 to fund the search activity. The fund raising and initial search efforts were carried on during the remainder of 1988 and into 1989 until April 1989, when the Seahawk I partnership located its first shipwreck.

In November 1995 the Company acquired all the outstanding stock of Seahawk, Inc. in exchange for 2,400,000 newly issued shares of the Company's common stock. Seahawk, Inc. owned the R/V Seahawk, an 86 foot vessel. On March 31, 1996, Seahawk Inc. merged into the Company.

In February 1999, the Company organized RV Seahawk, Inc., a Florida Corporation, and acquired its entire share capital for $100. The Company then transferred the R/V Seahawk into RV Seahawk, Inc.

The Company is an oceanographic service company that is involved in deep-water search, survey and recovery operations. The Company serves as the general partner for limited partnerships that were formed for the purpose of raising money to search for and locate shipwrecks. The Company currently owns and operates a variety of sub-ocean equipment including an 83 foot survey vessel, ROVs (Remotely Operated Vehicles), and other specialized search and recovery equipment which enables the Company to locate, photograph and retrieve items lost on the seabed in deep water.

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

SEAHAWK I, LTD., SEAHAWK II, LTD. AND EAGLE PARTNERS, LTD.

The Company has formed three limited partnerships (Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd.) for the purpose of funding the search for deep-water shipwrecks in pre-designated areas.

SEAHAWK I, LTD. Seahawk I, Ltd. was a Florida limited partnership that was formed on May 23, 1988, with R/V Seahawk as the sole general partner. The Partnership was initially funded with a total of $175,000 that was raised from private investors. During April 1989, the partnership located and photographed a Spanish wreck that the Company believes was one of the vessels lost during a storm in 1622. The wreck was found approximately 1,500 feet deep in international waters south of the Florida Keys. During June 1989 a bell was recovered from the site in order to perfect the admiralty claim in the United States District Court.

During June 1990, Seahawk I commenced its pre-disturbance survey on this wreck and during August 1990, Seahawk I commenced actual recovery operations. The recovery operations continued until October 1991. The Company decided that the Partnership had reached a point of diminishing returns and the Partnership will not return to the wreck site.

A total of 16,480 artifacts were recovered from the site. These included twenty-seven gold finger bars, fourteen gold fragments, over eleven hundred silver coins, a gold emerald ring, three mariner's astrolabes (a navigational device used during the early 1600's), over 6,000 pearls, seventy six clay olive jars and other miscellaneous items including musket balls, wood, pottery and pottery shards. Seahawk I incurred expenses in locating, recovering, conserving and storing these artifacts of approximately $3,391,000 since inception, of which $625,275 was capitalized into the historical costs of artifacts on Seahawk I's books at December 31, 1997. The Company has contributed $1,190,900 since inception to the capital of Seahawk I. Seahawk I engaged the Company to provide certain services, and the Company provided vessel operations and conservation and administrative services in the amount of $646,081 that were billed to Seahawk I but had not been paid by December 31, 1997. These are carried in the Company's books at that date as accounts receivable - affiliate. In March 1998, this account receivable was settled by payment of $491,381 in cash and restricted securities in an unrelated publicly quoted corporation valued at $81,112.

The salvage operations for this shipwreck required the Partnership to raise additional funding. The Company was to split with the limited partners on a 50/50 basis the proceeds from the sale of all the valuable objects or artifacts after payment of the partnership expenses and a return of all capital contributions to both the limited partners and the Company. The expenses of the Partnership include the payment of ten percent (10%) of all items salvaged to Tanit Corp., a company owned by Robert Marx, the marine archaeologist who provided research and data relevant to this particular project. Seahawk I raised an additional one million dollars ($1,000,000) during 1990 to finance the initial salvage operations. In order to do this, Seahawk I created a new class of limited partner which is entitled to twenty percent (20%) of the partnership's net distributable income in return for an investment of $500,000. The Company also invested an additional $500,000 to maintain its right, as General Partner, to receive 50% of the partnership's net distributable income.

During March, 1991, Seahawk I created a new class of limited partners and raised a total of $691,800 to finance the recovery and conservation of artifacts of the Partnership. The Company also invested an additional $690,800 to maintain its right to receive 50% of the net distributable income. As of December 31, 1997, in addition to the account receivable from Seahawk I, Ltd. of $646,081 and a note receivable from Seahawk I, Ltd. of $300,000, less a provision for losses in excess of investment of $714,634. In March 1998, the Partnership's artifacts were sold and the proceeds used to repay the accounts receivable and note receivable by the Company. On September 30, 1998 the Partnership was terminated after a first and final distribution to the Limited Partners.

SEAHAWK II, LTD. During May 1989, R/V Seahawk formed Seahawk II, Ltd., a Florida limited partnership ("Seahawk II"), and agreed to serve as the sole general partner. Seahawk II is structured very similar to Seahawk I except that the expenses of the Partnership include a payment of 5% of all items salvaged to a fund for the crew. Seahawk II sold 50 Units at a price of $30,000 per Unit. During 1989, Seahawk II commenced its proposed business of attempting to locate deep water shipwrecks in a specific area off the east coast of Florida, and found what management believed to be a colonial era shipwreck. This belief was based on, among other things, the opinions of Dave Moore described below relating to the age of the silver coins and cannons found on the wreck. A cooking pot and piece of rigging were recovered from the site in order to perfect the admiralty claim. During October 1990, Seahawk II conducted a pre-disturbance survey of this wreck site (referred to as the "St. Augustine" site) utilizing Harbor Branch Oceanographic Institution's Johnson SeaLink manned submersible. During this survey, approximately 90 artifacts were recovered including two cannons, numerous cannon balls, and a dozen copper cooking pots. Dave Moore, an archaeologist who used to be employed by the Company, estimated the cannon is from the 1700's. Dave Moore holds a Masters Degree in Maritime History and Underwater Research and he has over 10 years' experience in archaeology.

During April 1991, the Johnson SeaLink returned to the site to continue work on the shipwreck for 6 days. A good portion of the area surrounding the ballast pile was uncovered and some timbers and ribs of the ship were exposed which, according to archaeologist Robert Marx, indicated that the ship was small in size most likely in the 50 to 75 ton range. During this trip, a number of artifacts were recovered, including 6 Spanish silver coins, three four foot cannons, more copper cooking pots, scores of lead musket and pistol balls, pulley blocks and sheaves and other miscellaneous items. According to Mr. Moore, the coins date between 1712 and 1714. Mr. Marx has reported to the Company that he believes that the ship was a small Spanish vessel known as an "Adviso" or advice boat sometimes called a "Patache." One or more of these ships was usually employed in each treasure fleet with their main purposes being to carry mail and official communications between the king and government officials. According to Mr. Moore, this class of vessel was never authorized to carry treasure, but contraband treasure was sometimes carried on these ships. He has also stated that he could say whether or not this shipwreck contains substantial amounts of treasure.

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

The Company carries an account receivable from Seahawk II, Ltd. of $14,191 as of December 31, 1997, less a provision for doubtful debts and losses in excess of investment of $31,820.

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

The partnership's eighty percent interest in the joint venture was to be allocated among the Company and the limited partners as follows: after the return of all contributed capital each $50,000 unit was to receive 5% of the first $1 million distributed, 4% of the second $1 million distributed, 3% of the third $1 million distributed, 2% of the fourth $1 million distributed and 1% of anything over $4 million distributed. The Company, as the general partner, was to receive the balance of any distribution. In early 1995, the Company became aware of another company ("Sea Miners, Inc.") that was searching for the same shipwreck (code-named "Golden Eagle"). In order to pool research and resources and to remove all-or-nothing competition, Eagle Partners and Sea Miners formed an equal joint venture to search for the vessel. The joint venture is operated via a Florida Limited Partnership called Eagle Miners Limited. Eagle Partners and Sea Miners are equal and joint General Partners of Eagle Miners. As a result of the joint venture, each of the limited partners of Eagle Partners agreed to reduce their entitlement of any distribution to one-half of the original amount. Eagle Miners has contracted to use the Company for all of its offshore services. $100,000 was raised by the joint venture to finance the initial inspection of certain sites that Sea Miners has revealed as possible shipwrecks in its search area. The joint venture intends to raise additional financing for this project but there is no assurance that it will be able to do so.

After reviewing the research, Eagle Partners established a primary search area of 100 square miles and a larger search area of 600 square miles. During 1992, Eagle Partners searched approximately 500 square miles and located six shipwrecks. During May 1993, using newly acquired research data; Eagle Partners searched approximately 140 square miles and located five shipwrecks. During 1994, Eagle Partners searched approximately 140 square miles.

During 1995 Eagle Partners inspected a number of seabed anomalies that might have been sunken ships in the combined search areas of Eagle Partners and Sea Miners. One such site was estimated to have similar general dimensions to the Golden Eagle, and to protect its title to the wreck it was arrested in the Untied States District Court Middle District of Tampa Division. The wreck was not positively identified as the Golden Eagle. Further visual investigations of the site took place during 1996 but bad visibility prevented a positive identification. Yet further visual investigations of the site took place during 1997 which established that the wreck was not the Golden Eagle.

The terms of the original Partnership Agreement provided for the termination of the Partnership on December 31, 1996. However, the partners have agreed to extend the termination date to December 31, 1999.

As of December 31, 1997, the Company carries an account receivable from Eagle Partners of $1,061,444, a note receivable from Eagle Partners of $50,000, accrued interest of $9,932 and a provision for losses in excess of investment of $1,151,789.

As of December 31, 1997, the Company carries an account receivable from the Eagle Miners Joint Venture of $53,023 less a provision for doubtful debt of $29,503.

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

                                                     APPROVAL OF
             ACTION                          LIMITED PARTNERS REQUIRED

1.Enter into contracts and agreements    1. No.
which the general partner ("G.P.")
deems necessary or advisable for the
conduct of the partnership's business.

2.Enter into partnerships or joint       2. No.
ventures.

3.Employ advisers or agents.             3. No.

4.Borrow money on secured or             4. No.
unsecured basis.

5.Amend limited partnership agreement.   5. Yes (by the holders of a majority
                                            of the limited partnership units)

6.Admit additional G.P.'s.               6. Yes (by the holders of a majority
                                            of the limited partnership
                                            units).

7.Admit additional limited partners.     7. No.

8.Sell additional units in the           8. No unless it requires amendment
partnership                                 to partnership agreement

9.Remove G.P.                            9. Yes* (by the holders of 75% of
                                            the limited partnership units

10.Dissolve partnership.                10. Yes (by the holders of a majority
                                            of the limited partnership
                                            units).

*In Seahawk II and Eagle Miners Limited, the limited partners do not have the right to remove the general partner.

BACKGROUND

During the past few years, the number and seriousness of approaches by various groups interested in ocean salvage have increased significantly, principally because the development and application of new technology have improved working capability in the deep sea. The Company has been operating the research vessel Seahawk (the "Seahawk") since 1989. In addition, it has been acquiring highly specialized search, survey and recovery equipment. The

Company has been working closely with both consultants and employees considered to be some of the leading experts at deep ocean search and recovery, diving on wrecks, and assembling a shipwreck database.

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

The Company has also set up joint ventures with others for the purpose of searching for shipwrecks in deep water off the coasts of foreign countries including Brazil and Portugal.

The Company and its partnerships expect to follow the following seven steps in their deep-water expeditions.

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

After completing the search of a grid, a preliminary analysis will be made and the position of promising targets will be noted. This will indicate those sites and anomalies, which will be revisited for visual verification and inspection with the ROVs.

3. SURVEY AND VERIFICATION OF THE ANOMALY SITE. The initial verification phase will serve to provide visual confirmation of the nature and composition of the anomaly. In most cases, a look at the subject sites will quickly determine whether they are natural bottom structures, manmade objects that hold little interest (steel drums, cable, modern anchors, fishing equipment, etc.) or potentially valuable sites. If the site looks promising, small artifacts will be recovered in an attempt to date and identify the vessel. This entire phase will be accomplished using ROVs, incorporating onboard lights, cameras, sonar and tracking navigation systems.

Using video records and items recovered from the wreck site, the Company will attempt to identify the wreck(s) with the help of maritime historians and marine archaeologists. Identifying ancient shipwrecks is extremely difficult, however, and the Company has been unable to definitely define the shipwrecks discovered by Seahawk I and Seahawk II. Once the wreck has been identified, a determination of the cargo carried and historical and archaeological significance of the wreck can be made.

4. ESTABLISHING LEGAL CLAIM TO THE SITE. If the site appears valuable, the Company will take the necessary steps to legally claim title to the shipwreck. This will usually involve a filing in the U.S. Admiralty Court. See "Legal Aspects of International Salvage."

5. PLANNING AND EXECUTION OF RECOVERY. Planning the actual recovery will depend on a large number of factors such as condition of shipwreck, depth, bottom conditions, current and tidal conditions. In the anticipated operating depths, several pieces of equipment will play vital roles in the recovery operation. First, a safe, stable ship must be used as the recovery platform. The vessel must also be large enough from which to deploy the submersibles that will be used as the actual salvage and recovery tools. These recovery tools will include ROVs, some of which will be significantly larger and capable of greater working ability than the ROVs used for initial visual investigations.

6. CONSERVATION OF ARTIFACTS. Complete conservation of artifacts recovered from shipwreck sites is an integral part of the Company's business plan.
These conservation efforts begin as soon as the ROV reaches the ocean floor. The Company takes the utmost care in removing each artifact from the seabed, using specialized tools that are built on site and carried to the sea floor by the ROV. Examples of such tools are specially built baskets and platforms that are constructed to accommodate artifacts once they have been identified. The ROV uses these tools, built to interface with its computer controlled manipulators, to recover each artifact from the ocean floor as gently as possible. The artifacts are then placed in a larger recovery platform, which is designed to separate and protect the artifacts from damaging each other during the trip to the surface. On deck, the artifacts are then catalogued, photographed and secured in specially constructed storage containers. The recovery process is supervised by the Company's archaeologist who assists with the recovery, coordinates data management, ensures proper artifact handling, and initiates interpretation and analysis.

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

7. MARKETING OF ARTIFACTS. The Company intends to realize revenue from artifacts as follows:

    (a) By Direct Sales - Artifacts which have been properly categorized and recorded and which are not deemed to be a necessary part of an archaeological collection may be sold.

    (b) By Sale of Replicas - Replicas of certain artifacts may be produced and sold as such.

    (c) Display - Artifacts may be displayed in museum attractions that would generate revenue from entrance charges and merchandise sales.

In November 1996, the Company signed an agreement with the Collier County Museum, Naples Florida, to exhibit certain of the artifacts recovered from the Seahawk I site. Under the agreement the Company provided the artifacts and display materials for 6 months in return for a $20,000 fee. The exhibit opened in February 1997 and attracted record numbers of visitors to the museum.

In October 1997, the Company signed an agreement with Michael's International Treasure Jewelry, Inc., Key West Florida, to exhibit certain artifacts for a minimum period of 12 months, at a rental of $57,500 per quarter in advance. The artifacts included the entire inventory of Seahawk I, Ltd. The agreement also provided for Michael's to have an option to purchase the artifacts for $2,500,000 ($750,000 cash and $1,750,000 in common stock of Vanderbilt Square, Inc., a publicly quoted affiliate of Michael's) at any time during the term of the lease. Any revenue from the agreement was to be divided between the Company and Seahawk I, Ltd. in the ratio of the respective book values of the assets involved. On February 10, 1998, Vanderbilt changed its name to Treasure and Exhibits International, Inc. ("TEI"). Prior to the agreement, the Company signed an agreement with Odyssey Marine Exploration, Inc. to pay Odyssey 10% of any proceeds from the lease or subsequent sale pursuant to the introduction by Odyssey of Michaels and Vanderbilt to the Company.

On March 19, 1998, TEI entered an agreement with the Company and Seahawk I, Ltd. To purchase all of Seahawk I, Ltd.'s artifacts, their related documentation and all of the Company's artifacts. The consideration was $822,056 in cash and 9,500,000 newly issued shares of TEI's common stock, which were valued at the time of the agreement at $0.17 per share or $1,615,000. Immediately thereafter Seahawk I, Ltd. repaid all its debt to the Company in cash and TEI stock, repaid other loans to two of the limited partners and made a pro rata distribution to the limited partners of the remaining TEI stock based on the limited partners' total investment in Seahawk I, Ltd.

On July 20,1998, the Company agreed to sell its remaining holding of 5,302,084 shares in TEI to First Consolidated Financial Corp., a Florida corporation, for a total consideration of $450,677 ($0.085 per share). The agreement provided for the cash to be paid in five installments, $180,270 on the date of the agreement and at least $50,000 during each of September, October and November 1998 with the balance in by December 31, 1998. In the event, after paying the first installment, no further payment was made until November 10, 1998, when the Company accepted a discount of $10,407 in return for the whole of the balance being paid on that date.

SHIPWRECK AND TREASURE MUSEUM

The Company intends to own, develop and operate theme attractions to be known as Shipwreck and Treasure Museums. It is intended that such attractions will display the artifacts and products recovered by the Company or the Limited Partnerships, recreate the background and actual mission of the recovery crew on each discovery, and create a gift shop that will sell artifacts and products relating to the artifacts. In view of the failure of the Company to arrange suitable financing it is unlikely that any such attractions will be built in the near future. The Company intends to build such attractions either by itself or in conjunction with other parties.

SOUTH AMERICAN PROJECT

On June 1, 1994, the Company signed an Agreement for Consulting Services with Remarc International, Inc., a Colorado corporation controlled by two former officers and directors of the Company, John Morris and Gregory Stemm. The Agreement provides that Remarc will, at its own expense, seek to obtain for the Company a permit from the appropriate government to search for and salvage the particular shipwreck involved in the South American Project. If such a permit were obtained for the Company by Remarc, then the Company agreed to grant Remarc between 6% and 9-1/2% of the gross proceeds of any successful recovery from the project. The actual percentage granted to Remarc was to depend on the size of portion of the recovery that would be taken by the South American government in return for the permit.

In furtherance of the negotiations for the permit, it became prudent to join forces with a South American competitor, Salvanav, to form a bidding Consortium. The Consortium rendered the original South American Consultancy Agreement with Remarc inappropriate, and under a Joint Venture Agreement dated August 1995 with the Company, Remarc agreed to forego its entitlement to the percentage of the gross recovery of the project and instead become equal partners with the Company in a South American company known as Pesqamar, that owned half of the Consortium, known as Conpas. The Company and Remarc each owned 24.5% of Pesqamar, with the remaining 51% being owned by Brazilians. By May 1998, Pesqamar had incurred over $300,000 of expenses, half of which were payable by the Company. Under an agreement dated June 1, 1998, the Company's portion of the expenditure was satisfied by the transfer of 1 million shares of common stock of Treasure & Exhibits international, Inc. to Remarc on the basis that (a) the Company also transferred 165.5 shares of Preferred Non-Voting shares in Pesqamar to Remarc and (b) Remarc be responsible for all future expenditure of Pesqamar. Following the completion of the agreement, the Company owns 428.75 of the 1,750 shares of common voting stock and 1,459.5 of the 3,250 shares of Preferred Non-Voting stock in Pesqamar. In October 1996, Conpas completed a search of almost 400 square miles of its search area and revealed 25 anomalies with characteristics indicative of possible sites of shipwrecks. Conpas visually inspected some of these anomalies with an ROV during 1997 and 1998. On April 27, 1999 the members of the Consortium of Conpas signed an agreement to terminate Conpas and apply for two new permits in the names of Pesqamar and Salvanav. The permits will be for separate areas of approximately 50% each of the previously permitted search area. The Pesqamar area includes the prime anomalies previously revealed in the search of October 1996. Under the terms of the Agreement, the previous members of the Consortium of Conpas will operate independently, including the provision of project finance and offshore operations. In the event either party recovers the particular shipwreck involved in the Project, it must share with the other party 4% of the gross proceeds of the shipwreck after the South American Government has been paid. On April 31, 1999 the applications for the new permits were submitted to the South American Government and the Company expects Pesqamar to receive its new permit in June 1999. After the new permits are issued and before the end of 1999, the Company plans for Pesqamar to visually inspect the balance of the 25 anomalies.

LEGAL ASPECTS OF INTERNATIONAL SALVAGE

The question of legal ramifications with regard to the recovery of shipwrecks raises a number of issues. Salvors, historical interests and individuals claiming ownership based on the payment of insurance claims all have potential claims on goods brought up from the sea floor.

The seas are divided into four basic zones: the territorial sea, the contiguous zone, the continental shelf and the high seas. The Company expects that most of its activities will be conducted in what is considered the high seas. No international agreement prevents the salvage of a shipwreck from the high seas. Some countries, however, may claim a 200-mile territorial limit and may assert claims to all shipwrecks located within that distance from their coast. Generally, there are two doctrines of maritime law that govern legal claims to salvageable shipwrecks in the high seas. These are the law of finds and the law of salvage. Both are well documented and accepted in United States common law, and are also generally accepted as international law in practice. This discussion centers on application of these laws in jurisdiction of U.S. courts. The entity responsible for salvage is entitled to sue in rem. against the ship in federal admiralty court to establish its claim to the shipwreck and cargo against all other claimants, known and unknown. The court employs a fiction of convenience that a ship is a person against whom suits can be filed and judgments entered, allowing actions to be brought against the vessel when the owner is unknown or unreachable.

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

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

To the extent that the Company engages in shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, the Company must comply with applicable regulations and treaties. In addition, there is currently an initiative being considered in the United Nations Educational, Scientific & Cultural Organization ("UNESCO") known as the Convention on the Protection of Underwater Cultural Heritage. If adopted, it would restrict access to historical shipwrecks throughout the world to the extent that it would require compliance with guidelines set forth by the International Council of Monuments and Sites (ICOMOS). These guidelines require adherence to strict archeological practices, and the Company intends to follow these guidelines in all projects to which they are applicable. The article in the ICOMOS guideline, which may be problematic to the Company, is the requirement that items of cultural significance not be traded. The Company believes that the primary value of the cargoes it sells is trade goods (such as coins, bullion, and gems), and therefore the Company does not believe that these items constitute articles of cultural significance. Nevertheless, The Company believes that the proposed convention, if adopted, would increase regulation of shipwreck recovery operations and result in higher costs.

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

RISK FACTORS RELATING TO BUSINESS OF THE COMPANY.

1. HISTORY OF OPERATING LOSSES. The Company has incurred substantial operating losses since its inception. During the fiscal year ended December 31, 1997, the Company had a net loss of $697,937 and had an accumulated deficit of $14,330,759. In the Company's financial statements for the year ended December 31, 1997, Giunta, Ferlita & Walsh, P.A., the Company's independent certified public accountants, included an opinion which expressed substantial doubt as to the Company's ability to continue as a going concern. A similar qualification is likely to be expressed in the 1998 audit report. There can be no assurance that the Company will be able to continue in business or that it will ever be able to achieve profitable operations. (See "FINANCIAL STATEMENTS" )

2.  NEED FOR ADDITIONAL FINANCING.   The Company needs additional
financing in order to finance the search for additional ship wrecks, the continued excavation of wreck sites and to pay the continuing overhead expenses of the Company. The Company currently has no clear source for any material revenues or financing. The Company's future revenues or financing will depend upon the sale of artifacts, the formation of new partnerships to pay for search and recovery, the leasing of equipment to others, or the exercise of outstanding warrants.

3. SPECULATIVE NATURE OF SHIPWRECK SEARCH AND RECOVERY. The search for possible shipwrecks and the recovery of objects therefrom, particularly in deep water, is an extremely speculative, high risk venture. Even though the Company's first two partnerships, Seahawk I, Ltd. and Seahawk II, Ltd., have each located shipwreck sites, there is no assurance that any objects located will be of any significant actual value. In addition, the retrieval and identification of such objects will be costly and time consuming. If a shipwreck is determined by the Company to be worthy of salvage, because of the costs and inherent risks of deep-water salvage, there can be no assurance that sufficient additional funds or salvage contracts with others can be obtained for such salvage. Even if funds are obtained, there can be no assurance that such salvage will prove successful.

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

In March 1998, the Company received a demand for indemnity from the former officers and directors, for payment of the expenses that they incurred in defending the action. Their claim for a total of some $700,000 was made under Colorado corporate law. The Company resisted the claim, and in December 1998, the former officers and directors have filed a lawsuit to pursue the claim. The company has taken advice on the merits of the claim and is of the opinion that the Consent Agreement the Company entered into with the SEC renders the claim invalid under the doctrine of supremacy of Federal law over State law. Consequently, in January 1999, the Company filed a Motion to Dismiss Complaint in the state court and a Motion for Preliminary and Permanent Injunction in the federal court.

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

9. UNCERTAIN MARKET FOR AND VALUE OF RECOVERED OBJECTS. Even if valuable items can be located and salvaged by the Company, it is difficult to predict the price that might be realized for these items. The value of many recovered items will fluctuate with a precious metals market that has been highly volatile in recent years. Additionally, sale for historical or numismatic value may require the assistance of experts, which assistance might not be readily available and could be prohibitively expensive. Moreover, the entrance on the market of a large supply of antique items from shipwrecks located and salvaged by the Company or others could itself depress the market for these items.

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

12.  OUTSTANDING WARRANTS.    At the date of this report Company has
outstanding 5,928,817 Common Stock Purchase Warrants that may be exercised at prices per share ranging from $0.05 to $5.00. The Company does not have enough authorized and unissued Common Stock to issue to the Warrant Holders if they all exercise their warrants. Consequently it is inevitable that the Company will take steps to increase its authorized Common Stock as soon as it is able to fund the necessary Shareholders' Meeting. The exercise of such Warrants could have an adverse effect on the market price for the Company's Stock.

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

PUBLIC MARKET FOR COMPANY'S COMMON STOCK. Although presently there is a limited market for the Company's Common Stock on the NASD OTC Bulletin Board, there can be no assurance that such a market can be sustained. Under a new rule announced in January 1999, after a phasing in period, the NASD will eliminate from the OTC Bulletin Board any company that is not up to date with filing its financial reports with the SEC. The Company is not currently up to date with its filings and although efforts are being made to bring the filings in line, there is a possibility that the Company's quotation may be suspended.

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

EQUIPMENT

Following are descriptions of the vessel R/V Seahawk, which has been operated by the Company since 1989, and the other primary equipment that is operated by the Company and normally available for search, survey and recovery operations.

RESEARCH VESSEL SEAHAWK. The Vessel R/V Seahawk (the "Seahawk") is an 83 foot vessel owned by Seahawk, Inc., a 100% subsidiary of the Company. Until it was sold to the Company Seahawk, Inc. was an affiliate of the Company. (See "TRANSACTIONS WITH MANAGEMENT AND OTHERS.") The Seahawk was built in 1977 and extensively renovated in 1982. Its former owner, the University of North Carolina, used the Seahawk for oceanographic research projects. The Seahawk has accommodations for 11 persons for periods of up to 30 continuous days at sea. The Seahawk is equipped with midrange diving equipment (including a decompression chamber) and an array of navigational and positioning equipment.

In March 1989, the Company entered into a ship's charter with Seahawk, Inc. (the "Charter) for the use of the Seahawk for a twenty-four month period, which expired in March 1991. The Charter provided that Seahawk, Inc. was to provide the Company with the use of the Seahawk and all equipment contained on board for a charter fee of $6,000 per month. The Company was responsible for providing the entire crew, fuel and all provisions and consumables as well as providing for the day-to-day maintenance of the ship and on-board equipment. The Company was also required to obtain protection and indemnity insurance with a minimum valuation of $1,000,000, and hull insurance with a minimum valuation of $900,000. The Charter was extended on a month-to-month basis on the same terms from March 1991 until October 1, 1992. Commencing May 1, 1993, the Charter was recommenced on the same terms.

During November 1995, the Company acquired 100% of the outstanding common stock of Seahawk, Inc. in a transaction where the Company issued 2,400,000 shares of its Common Stock to the shareholders of Seahawk, Inc. On March 31, 1996, Seahawk Inc. was merged into the Company.

ROVS. The Company currently owns or leases four Phantom ROVs. These remotely controlled underwater vehicles provide a cost-effective method of inspecting wrecks and bottom structure down to 1500 feet. Designed by Deep Ocean Engineering, the Phantoms are capable of transmitting real time video of the bottom directly back to the ship. The ROV design consists of syntactic foam molded to anodized aluminum tubes. An assortment of machined parts, electronics and motors are then added to complete the subsea package. The vehicle is then fitted into a stainless steel crash frame. Several connectors are attached to an umbilical that leads up to the surface controller.

ROV LEASING ACTIVITIES. The Company from time to time leases some or all of its equipment to outside contracts.

COMPETITION

There are several companies operating on a worldwide basis that may have the technological capability necessary to compete with Seahawk. In the event these companies decided to enter the shipwreck business, they may have greater experience, technology and financial resources. In addition, there are a number of investor groups, or other entities, which have been formed for the purpose of searching for shipwrecks. As different technologies which can be utilized in the search and recovery of shipwrecks are developed or improved the likelihood of competitors may increase.

EMPLOYEES

The Company has 4 employees, John Lawrence and John Balch, executive officers of the Company, a project manager and a controller.

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

ITEM 3.  LEGAL PROCEEDINGS.

There are no current legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party except the following:

CLAIM AGAINST INTERNATIONAL DIVING AND CONSULTING SERVICES, INC.

On June 5, 1996, the Company filed a claim and a motion for payment in the Bankruptcy Court against International Diving and Consulting Service, Inc. ("International Diving"), a Lafayette, Louisiana based underwater services company, and against one of the principals of International Diving as guarantor for the company, in the sum of $1,486,374. The claim was for damages and other amounts payable by International Diving for breach of an Agreement to charter the M/V Seahawk Retriever, then owned by the Company, for the five year period commencing September 1, 1994. The claim reflected credit for sums received as a result of the sale of the vessel to a third party following the breach by the debtor. Management believes it unlikely that the Company will recover any of the sum claimed and in accordance with Company policy, the claim has not been recorded in the financial statements, and will not be unless and until any proceeds are received.

LAWSUIT BY FORMER OFFICERS AND DIRECTORS

In March 1998, the Company received a demand for indemnity from Greg Stemm, John Morris and Dan Bagley; all former directors and officers of the Company, for payment of the sum of expenses they incurred in defending an action brought against them by the Securities and Exchange Commission. The indemnification claim was made under Colorado corporate law. The Company has received itemization of the purported legal fees and costs incurred in the defense of the former directors and officers in the amount of approximately $700,000. The Company resisted the claim and in December 1998, the former directors and officers filed a lawsuit pursuant to their claim.

The Company's directors have investigated the merits of the claim including the fact that the Company formerly agreed with the Securities and Exchange Commission that it would not pay the legal expenses of the former officers and directors in their defense of the action in question.

The Company is of the opinion that the agreement with the Securities and Exchange Commission takes priority over state law and in January 1999,the Company filed in the state court a Motion to Dismiss Complaint, a Motion for More Definite Statement and Motion to Strike. At the same time the Company filed a Motion for Preliminary and Permanent Injunction in the federal court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) PRINCIPAL MARKET OR MARKETS. The Company's common stock is traded on the over-the-counter market. The Company's common stock has been traded on the NASDAQ system under the symbol "SDOT" since January 24, 1990, but on February 10, 1994, was delisted from the NASDAQ Small Caps Stock Exchange for noncompliance with the rule that requires companies with net equity lower than $2,000,000 to maintain a minimum bid stock price of $1.00. The stock is currently quoted on the OTC Bulletin Board. The following table sets forth the range for high and low bid quotations for the Company's securities as reported by the OTC Bulletin Board. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

                                              Bid
Quarter Ended                         High           Low

March 31, 1995                      $0.35938       $0.34375
June 30, 1995                       $0.40625       $0.31250
September 30, 1995                  $0.40625       $0.37500
December 31, 1995                   $0.34375       $0.25000

March 31, 1996                      $0.15625       $0.12500
June 30, 1996                       $0.12500       $0.10938
September 30, 1996                  $0.12500       $0.12500
December 31, 1996                   $0.18750       $0.14063

March 31, 1997                      $0.12500       $0.12500
June 30, 1997                       $0.12500       $0.10938
September 30, 1997                  $0.18750       $0.14063
December 31, 1997                   $0.15625       $0.12500

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of beneficial holders of the Company's no par value Common Stock at December 31, 1997, was approximately 6,000.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

The Company was formed on September 17, 1986 for the purpose of creating a corporate vehicle to seek and acquire a business opportunity. The Company completed a public offering during October, 1988 and received net proceeds of approximately $490,000. On March 13, 1989 the Company acquired 100% of the outstanding stock of R/V Seahawk, Inc. ("R/V Seahawk") in exchange for 100,000,000 shares of the Company's Common Stock. The Company had no significant operations prior to the March 1989, acquisition of R/V Seahawk. On March 2, 1992, R/V Seahawk was merged into the Company.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

The net loss for the year ending December 31, 1997 was $697,937 compared to a loss of $1,200,846 for the year ending December 31, 1996, a decrease in losses of about 43%.

The increase in revenues to $179,265 in 1997 from $69,386 in 1996 resulted from an increase in offshore operations to $154,411 in 1997 from $930 in 1996, a decrease in revenue from sales of artifacts to $3,548 from $19,363. Revenue from affiliated partnerships was negligible in 1997 and 1996 due to the absence of project finance in the affiliates.

Operating expenses were reduced to $343,549 in 1997 from $714,140 in 1996, a 54% reduction due largely to the curtailment of offshore activity and lower project costs in Brazil. There was a decrease in expense associated with vessel operations to $77,041 in 1997 from $278,433 in 1996. This resulted primarily from decreases in the costs of personnel (to $2,190 from $106,686), the costs of subcontracted services (to $6,427 from $61,493) and repairs and maintenance (to $8,902 from $23,208). The costs of personnel and subcontract services were down due to the reduced crewing requirements. A one-off cost of $33,177 was incurred in 1996 as a result of an abortive sale and lease back arrangement on the vessel.

Depreciation expense decreased to $141,744 in 1997 from $179,867 in 1996 the difference being due to depreciation charged in 1996 on the M/V Seahawk Retriever, which was still owned by the Company until its sale in early 1996.

The costs of renting the Company's premises was reduced in 1997 to $33,413 from $83,070 in 1996 because of a one-off, backdated reduction in rent negotiated with the lessor.

A $102,570 increase in general and administrative expense to $560,619 in 1997 from $458,049 in 1996, resulted primarily from the increase in the provision for bad debt expense (to $23,267 from $2,730) and increased payroll charges (to $278,556 in 1997 from $205,694 in 1996). The payroll increases reflect an increase in salary for the two executive directors.

Interest expense was up by $43,894 to $129,089 in 1997 due to additional loans and default levels of interest incurred on overdue notes. Interest income at $58,930 in 1997 compared to $35,151 in 1996 reflected the higher default rate of interest charged by the Company to Seahawk I, Ltd. on an overdue note. An increase in losses resulting from partnership operations to $56,613 in 1997 from $44,356 in 1996 was due to increased administrative costs in each of the partnerships.

In 1997 the Company decided to write back provisions made for accounts payable relating to expenditure prior to 1993 no longer considered payable by management. The total gain on this one-off write back was $169,242.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

The net loss for the year ending December 31, 1996 was $1,200,846 compared to a loss of $1,398,981 for the year ending December 31, 1995, a decrease in losses of about 14%.

The drop in revenues to $69,386 in 1996 from $607,344 in 1995 resulted from a decrease in revenue producing partnership operations to $930 in 1996 from $145,690 in 1995, a decrease in revenue from others to $49,093 in 1996 from $454,020 in 1995 and an improvement in sales of artifacts to $19,363 from $7,634. Revenue from affiliated partnerships was negligible in 1996 due to the absence of project finance in the affiliates. The $404,927 decrease in revenue from others (to $49,093 in 1996 from $454,020 in 1995) was due to the loss of charter revenue from the lease of the vessel M/V Seahawk Retriever that was sold in April 1996.

Operating expenses were reduced to $714,140 in 1996 from $820,715 in 1995, a 13% reduction due largely to the curtailment of offshore activity. There was a decrease in expense associated with vessel operations to $278,433 in 1996 from $401,594 in 1995. This resulted primarily from decreases in the costs of personnel (to $106,686 from $201.011), subcontracted services (to $50 from $72,335), and repairs and maintenance (to $23,208 from $34,909). The costs of personnel and subcontract services were down due to the reduced crewing requirements. These reductions were offset by the Company's share of the South American project costs amounting to $101,258. The Company incurred such costs for the first time in 1996.

There were no rental charges for the vessel R/V Seahawk in 1996 because the Company purchased it in November 1995. Rental charges of $60,000 were incurred in the previous 10 months of 1995. A one-off cost of $33,177 was incurred in 1996 as a result of an abortive sale and lease back arrangement on the vessel. Depreciation expense included a full year's depreciation of the R/V Seahawk but decreased to $179,867 in 1996 from $226,673 in 1995 mostly due to the sale in early 1996 of the M/V Seahawk Retriever.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1996, the Company's working capital deficit increased by $431,856 to a negative $(2,047,760). At December 31, 1996 the Company had a working capital deficit of $(1,615,904).

The deficit increased mainly because of a net operating loss before depreciation during the period of $543,391, offset by debt paid by issuance of the Company's common stock.

The Company continues to have very restricted liquidity. This situation results principally through the lack of revenue from operations. The Company has sought to produce revenue through the following:

1. Sales of subsea services to entities involved in shipwreck recovery projects, which are originated by the Company.

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

During 1995, Eagle Partners Limited raised funds to continue its search for the Golden Eagle using the Company's services. On July 18, 1995 the Company announced that Eagle Partners Limited had entered into a limited partnership agreement with Sea Miners, Inc. a Baltimore, MD company, to resume the search for this shipwreck. The name of the new limited partnership is Eagle Miners Limited. The joint venture incorporates research by both parties concerning the Golden Eagle and a pooling of resources to continue the search operations. Under the agreement, the Company will continue to be the offshore contractor to Eagle Miners Limited for all marine operations. The Company earned no revenues during 1997 and 1998 from this Joint Venture but expects to earn revenue during 1999 if Eagle Miners Limited can raise sufficient funding.

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

During 1997 the Company generated over $114,000 selling its services to shipwreck related customers.

In November 1996, the Company signed an agreement with the Collier County Museum, Naples Florida; to exhibit certain of the artifacts recovered from the Seahawk I site. Under the agreement the Company provides the artifacts and display materials for 6 months in return for a $20,000 fee. The exhibit opened in February 1997 and attracted record numbers of visitors to the museum.

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

On March 19, 1998, TEI entered an agreement with the Company and Seahawk I, Ltd. To purchase all of Seahawk I, Ltd.'s artifacts, their related documentation and all of the Company's artifacts. The consideration was $822,056 in cash and 9,500,000 newly issued shares of TEI's common stock, which were valued at the time of the agreement at $0.17 per share or $1,615,000. Immediately thereafter, Seahawk I, Ltd. repaid all its debt to the Company in cash and TEI stock, repaid other loans to two of the limited partners and made a pro rata distribution to the limited partners of the remaining TEI stock based on the limited partners' total investment in Seahawk I, Ltd.

On July 20,1998, the Company agreed to sell its remaining holding of 5,302,084 shares in TEI to First Consolidated Financial Corp., a Florida corporation, for a total consideration of $450,677 ($0.085 per share). The agreement provided for the cash to be paid in five installments, $180,270 on the date of the agreement and at least $50,000 during each of September, October and November 1998 with the balance in by December 31, 1998. In the event, after paying the first installment, no further payment was made until November 10, 1998, when the Company accepted a discount of $10,407 in return for the whole of the balance being paid on that date.

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

In order for the Company to remain in business during the next 12 months it is necessary for the Company to pursue charter and contract work, generate new sources of revenue or raise additional financing. The Company's current and future efforts to obtain additional financing will concentrate on offering additional equity to investors until such time as the Company's operational cash flow is self-supporting.

ITEM 7.  FINANCIAL STATEMENTS.

Please see pages F-1 through F-55.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its independent certified public accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Directors and Officers of the Company are as follows:

      Name              Age       Positions and Offices Held

John T. Lawrence        51        Chief Executive Officer, President,
                                  Director of the Company, and Chairman
                                  of the Board

John B. Balch           50        Secretary, Chief Operating Officer and
                                  Director of the Company


J. Robert Shaw          45        Director of the Company

There is no family relationship between any Director or executive officer of the Company. All Directors and Officers will hold office until the next Annual Meeting of Shareholders.

The following sets forth biographical information as to the business experience of each Officer and Director of the Company for at least the past five years.

JOHN T. LAWRENCE has served as one of the Company's Directors since September 1991, as President of the Company since June 1993, as Chief Executive Officer since January 1994, and as Chairman of the Board since February 1995. Mr. Lawrence has served as Chairman of OSEL GROUP since November 1988. OSEL GROUP, located in the United Kingdom, is engaged in the business of designing and manufacturing subsea vehicles and sensors. The main trading company in OSEL was placed into receivership in 1992, and its business and assets were sold. From 1984 until 1988, Mr. Lawrence served as the Managing Director of OSEL GROUP and from 1979 until 1984, he served as the Financial Director of OSEL GROUP. From 1975 until 1979, he served as financial director of an oil business subsidiary of the John Mowlem Group. In 1968, Mr. Lawrence joined the London office of KPMG Peat Marwick where he qualified as a Chartered Accountant in 1971 and he continued with KPMG until 1975. Mr. Lawrence gained an honors degree in Chemistry from University College of London in 1968.

Mr. Lawrence is Treasurer and a founding Board Member of the Professional Shipwreck Explorers Association (ProSEA). ProSEA is a non-profit trade association which provides a forum through which deep sea salvors, archaeologists and government entities work together to promote a high standard of ethics and principles in dealing with deep sea shipwreck resources.

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

COMPLIANCE WITH SECTION 12(A) OF THE SECURITIES EXCHANGE ACT OF 1934

ITEM.10 EXECUTIVE COMPENSATION

The following table summarizes the compensation for the years ended December 31, 1995, 1996 and 1997, of the Company's Chief Executive Officer and Chief Operating Officer:

                          SUMMARY COMPENSATION TABLE

                                                    LONG-TERM COMPENSATION
                                                  ---------------------------
                         ANNUAL COMPENSATION            AWARDS        PAYOUTS
                    ----------------------------  ------------------- -------
                                                             SECURI-
                                                             TIES
                                                             UNDERLY-
                                          OPTHER   RE-       ING                ALL
                                          ANNUAL   STRICTED  OPTIONS/           OTHER
NAME AND PRINCIPAL                        COMPEN-  STOCK     SARs     LTIP      COMPEN-
POSITION            YEAR SALARY   BONUS   SATION   AWARD(S)  (NUMBER) PAYOUTS   SATION
------------------  ---- ------   -----   ------   --------  -------- -------   -------
John T. Lawrence,   1997 $132,000  -0-     -0-       -0-        -0-     -0-     -0-
 Chief Executive    1996 $120,000  -0-     -0-       -0-        -0-     -0-     -0-
 Officer            1995 $100,000  -0-     -0-       -0-        -0-     -0-     -0-

John P. Balch,      1997 $132,000  -0-     -0-       -0-        -0-     -0-     -0-
 Chief Operating    1996 $120,000  -0-     -0-       -0-        -0-     -0-     -0-
 Officer            1995 $100,000  -0-     -0-       -0-        -0-     -0-     -0-


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

In 1997, Mr. Lawrence and Mr. Balch were each paid $0 of their $132,000 salary and the balance of $132,000 was accrued for each of them as at December 31, 1997.

The following table sets forth certain information relating to option grants pursuant to the Company's Employee Stock Option Plan in the year ended December 31, 1997, to the individual named in the Summary Compensation Table above.

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

OTHER STOCK OPTIONS AND WARRANTS

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

                                       AMOUNT OF
NAME AND ADDRESS                       BENEFICIAL          PERCENTAGE
OF BENEFICIAL OWNER                    OWNERSHIP            OF CLASS
-------------------                    ----------          ----------

Valley Ocean Technology, Ltd.(1)        2,241,587              8.0%
Osberton Hall
Worksop
Notts, England  S81 OUF

John T. Lawrence                        1,633,933 (2)          5.5%
5102 South Westshore Boulevard
Tampa, FL  33611

Carl Anderson                           9,618,112 (3)         27.6%
19235 Highway 41 North
Lutz, FL  33549

John P. Balch                           1,602,183 (4)          5.4%
5102 South Westshore Boulevard
Tampa, FL  33611

J. Robert Shaw                            200,000 (5)          0.7%
5102 South Westshore Boulevard
Tampa, FL 33611

All Officers and                        3,436,116 (2)(4)(5)   11.0%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During January 1996, the Company extended the repayment date of a $300,000 promissory note due to the Company by Seahawk I, Ltd. to October 31, 1996. In March 1998, the note and $123,857 accrued interest was paid in restricted common stock of Treasure and Exhibits International, Inc. valued at $0.017 per share.

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

In October 1996, the Company issued to Carl Anderson 2,140,000 class AH-1 and 2,140,000 class AH-2 warrants to purchase the Company's common stock at $0.13 per share, pursuant to an agreement that Anderson lends the Company a minimum of $100,000. The AH-1 warrants were exercisable until March 24, 1997, and the Company extended the expiration date to September 24, 1997, in January 1997, when Anderson increased the loan by $65,000. The class AH-2 warrants were exercisable until September 24, 1999, but to a maximum number equivalent to the number of previously exercised class AH-1 warrants.

During 1997, Carl Anderson loaned to the Company a total of $322,650 interest free. In September 1997, Anderson expressed his intention to convert $278,200 of the loans into 2,140,000 shares of common stock of the Company by exercising his AH1 warrants and the Company issued a 1 year note for the balance of $45,000 repayable on October 31, 1998 with 12% annual interest. The note was repaid in December 1998 but the Company was unable to comply with the request to convert the $278,200 because it had insufficient authorized common stock available. In May 1999 the Company entered into an Agreement with Mr. Anderson under which the remaining $278,000 was incorporated into a convertible note with interest accruing on an annual basis at 18% from September 1997. The note provided that the loan and accrued interest would be repaid in cash or, at Anderson's option, in the Company's common stock at the conversion rate of $0.035 per share on December 31, 1999 (the "First Due Date"). The Agreement also provided that in the event that the Company does not repay the loan on that date, the Note will be extended on the same terms for one year to December 31, 2000, at which time the principal and accrued interest must be repaid in cash or, at the at Anderson's option, in the Company's common stock at the conversion rate of $0.025 per share. As an incentive to enter this agreement the Company extended the expiration date of Mr. Anderson's T1 and AH2 warrants to December 31, 2000, and reduced the exercise price to $0.05 per share.

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

In January 1999, the Company issued 100,000 stock options to purchase the Company's common stock at $0.03 per share to each of the two executive directors and 50,000 stock options to purchase the Company's common stock at $0.03 per share to Mr. Shaw. At the same time the Company issued 100,000 stock options to purchase the Company's common stock at $0.03 per share to each of the two executive directors pursuant to their renewing their contracts of employment.

In February 1999, the company issued 20,000 shares of its common stock to Mr. Shaw as compensation for acting as sole officer and director of its subsidiary RV Seahawk, Inc.

In February 1999, the two executive directors each donated 50,000 of their unrestricted common stock in the Company to a lender as an incentive to lend the Company $154,000. In compensation the Company agreed to pay each executive director $3,500 in cash and 100,000 shares of its common stock.

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

10.4     Contract for the Purchase of 2000      Incorporated by reference to
         Series ROV between R/V Seahawk, Inc., Form 8-K dated December 7, AOSC and Commercial Union Capital Ltd. 1989


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

10.12    Statement of Intent with Harbor        Incorporated by reference to
         Branch Oceanographic Institution,      Form 10-K for the fiscal year
         Inc.                                   ended December 31, 1989

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

22       Subsidiaries of the Registrant         Attached

23.1     Consent of Guinta Ferlita &            Attached
         Walsh, P.A.

During the quarter ended December 31, 1997, there were no Form 8K's filed.

(a) 1. The following Financial Statements are filed as part of this Form KSB.

                      SEAHAWK DEEP OCEAN TECHNOLOGY, INC.

                                                                    Page

Report of Independent Certified Public Accountants  ..............  F 1

Consolidated Balance Sheet as of December 31, 1997  ..............  F 2

Consolidated Statements of Operations for the Years
Ended December 31,1997 and 1996                     ..............  F 3

Consolidated Statement of Stockholders' Equity for
the Years Ended December 31,1997 and 1996           ..............  F 4

Consolidated Statements of Cash Flows for the Years
Ended December 31,1997 and 1996                     ..............  F 5-6

Notes to Consolidated Financial Statements          ..............  F 7-26

                               SEAHAWK I, LTD.

Report of Independent Certified Public Accountants ..............   F 27

Statement of Net Assets (Liabilities)in Liquidation
as of December 31, 1997                           ...............   F 28

Statement of Changes in Net Assets (Liabilities) in
Liquidation on December 31, 1997                  ................  F 29

Statements of Operations for the Years Ended
December 31, 1997 and 1996 - Historical Basis     ................  F 30

Statement of Partners' Capital for the Years Ended
December 31, 1997 and 1996 - Historical Basis     ................  F 31

Statements of Cash Flows for the Years Ended
December 31, 1997 and 1996                        ................  F 32

Notes to the Financial Statements                 ................  F 33-39

                              SEAHAWK II, LTD.

Reports of Independent Certified Public Accountants ..............  F 40

Balance Sheet as of December 31, 1997               ..............  F 41

Statements of Operations for the Years Ended
December 31, 1997 and 1996                          ..............  F 42

Statements of Partners' Capital for the Years
Ended December 31, 1997 and 1996                    ..............  F 43

Statements of Cash Flows for the Years Ended
December 31, 1997 and 1996                          ..............  F 44

Notes to Financial Statements                       ..............  F 45-47

                            EAGLE PARTNERS, LTD.

Reports of Independent Certified Public Accountants ..............  F 48

Balance Sheet as of December 31, 1997               ..............  F 49

Statements of Operations for the Years Ended
December 31, 1997 and 1996                          ..............  F 49

Statements of Partners' Capital for the Years Ended
December 31, 1997 and 1996                          ..............  F 50

Statements of Cash Flows for the Years Ended
December 31, 1997 and 1996                          ..............  F 51

Notes to Financial Statements                       ..............  F 52-55

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholdersof Seahawk Deep Ocean Technology, Inc.Tampa, FloridaWe have audited the accompanying consolidated balance sheet of Seahawk Deep Ocean Technology, Inc. as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seahawk Deep Ocean Technology, Inc. as of December 31, 1997 and the results of its operations, changes in stockholders' equity and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $697,937 for 1997 and has incurred substantial net losses for each of the past several years resulting in an accumulated deficit of $14,330,759. At December 31, 1997, the Company has negative working capital as indicated by current liabilities exceeding current assets by $2,047,760. These factors, in addition to other factors as discussed in Note 14, raise substantial doubt about its ability continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in operation.



/s/ Giunta, Ferlita & Walsh, P.A.
Giunta, Ferlita & Walsh, P.A.
Tampa, Florida
May 11, 1999

                                   F 1

SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997

CURRENT ASSETS
 Cash and cash equivalents                       $      582
 Accounts receivable - Other                          2,962
 Prepaid expenses                                     5,298
                                                 ----------
     Total current assets                             8,842
                                                 ----------

PROPERTY AND EQUIPMENT, Net                         672,715

OTHER ASSETS
  Artifacts                                         303,073
  Accounts and notes receivable - affiliate,
   less losses in excess of investment in
   affiliates of $1,898,243                         291,256
  Deposits and advances                              14,775
  Purchased shipwreck research, net of $25,000
   amortization                                        -
                                                 ----------
     Total other assets                             609,104

TOTAL ASSETS                                     $1,290,661
                                                 ==========

CURRENT LIABILITIES
  Overdraft                                      $    1,452
  Accounts payable                               $  404,506
  Accrued expenses
   Salaries                                         466,919
   Interest due related parties                      15,472
   Interest due others                              150,842
   Other                                             75,953
  Due to related parties                            334,200
  Notes payable - others                            607,258
                                                 ----------
     Total current liabilities                    2,056,602

STOCKHOLDERS' EQUITY
  Preferred stock - no par value,
   60,000,000 shares authorized,
   200,000 shares issued and outstanding             50,000
  Common stock - no par value, 30,000,000
   shares authorized, 27,693,991 shares
   issued and outstanding                        13,509,627
  Paid in capital-stock options                       5,191
  Accumulated (deficit)                         (14,330,759)
                                                 ----------
                                                   (765,941)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 1,290,661
                                                 ==========


The accompanying notes are an integral part of these financial statements.


                                      F 2

SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996

                                                1997           1996

REVENUES
    Income - affiliates                     $   40,000     $      930
    Rental income - others                     135,717         49,093
    Sales of artifacts                           3,548         19,363
                                            ----------    -----------
         Total revenues                        179,265         69,386

OPERATING EXPENSES
    Vessel - operations                         77,041        278,433
    Vessel operations - affiliate                 -            18,177
    South American Project                      36,305        101,258
    Conservation                                53,210         50,750
    Depreciation and amortization              141,424        179,867
    Rent                                        33,413         83,070
    Cost of artifact sales                       2,156          2,585
                                            ----------    -----------
         Total operating expenses              343,549        714,140

GENERAL AND ADMINISTRATIVE EXPENSES            560,618        458,049
                                            ----------    -----------
         Total expenses                        904,167      1,172,189
                                            ----------    -----------
(LOSS) FROM  OPERATIONS                       (724,902)    (1,102,803)
                                            ----------    -----------
OTHER INCOME (EXPENSE)
    Interest income - affiliate                 58,930         35,000
    Interest income - others                      -               150
    Interest expense                          (123,718)       (85,195)
    Other income (expense)                       1,624        (10,000)
    Gain (Loss) on sale of
     and unrealized loss provision
     on marketable securities                     -              (483)
    Gain (Loss) on sale of equipment             3,295          3,350
    Reduction of accounts payable
     provision                                 169,364           -
    Gain on settlement of claims                  -             3,491
    Loss on investment in less
      than 50 % owned entities                 (82,530)       (44,356)
                                            ----------    -----------
         Total other income (expense)           26,965        (98,043)
                                            ----------    -----------
NET (LOSS)                                  $ (697,937)   $(1,200,846)
                                            ----------    -----------

NET (LOSS) PER SHARE                        $    (0.02)   $     (0.05)
                                            ==========    ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON SHARES
EQUIVALENTS OUTSTANDING                     26,653,790     25,918,700
                                            ==========    ===========

The accompanying notes are an integral part of these financial statements


                                     F 3

SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                             CON-
                                                             TIN-
                                                    PAID-IN  GENT
               PREFERRED STOCK     COMMON STOCK     CAPITAL  BONUS  ACCUMULATED
               SHARES   AMOUNT  SHARES     AMOUNT   STOCK    SHARES   DEFICIT
                          $                  $        $        $         $
               ------- ------ ---------- ---------- -------  ------ -----------
Balance,
 December 31,
 1995          200,000 50,000 25,234,357 13,076,249  5,191   62,957 (12,431,976)
Common Stock
 Issued:
  As bonus in
   1996                                                     (62,957)
  For services                   200,000     31,000
  For debt                       163,143     34,000
  For exercise
   of warrants                   232,500     34,500
  For exercise
   of warrants
   issued to
   officers for
   accrued
   remuneration                  304,366     42,612
Net (loss)                                                          (1,200,846)
               ------- ------ ---------- ---------- -------  ------ -----------
Balance,
 December 31,
 1996          200,000 50,000 26,134,366 13,281,498  5,191     -   (13,632,822)
Common Stock
 Issued:
  For cash                       270,185     36,050
  For services                   280,000     35,000
  For debt                       784,444    127,580
  Issued to
   officers for
   accrued
   remuneration                  100,000     12,500
  For extending
   a loan                         25,000      4,500
  As penalty on
   Contract                      100,000     12,500
Net (loss)                                                            (697,937)
               ------- ------ ---------- ----------  ------ ----- ------------
Balance,
 December 31,
 1997          200,000 50,000 27,693,991 13,509,628  5,191     -   (14,330,759)
               ======= ====== ========== ==========  =====  =====  ===========


The accompanying notes are an integral part of these financial statements.


                                     F 4

SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996

                                                      1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                     $  (621,390)  $(1,200,846)
                                                 -----------   -----------
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                    139,424       179,868
  Provision for bad debt                              15,000         2,730
  (Gain) Loss on sale of equipment                    (3,295)       (3,350)
  (Gain) loss on marketable securities                  -              483
  Debt forgiveness                                      -           (3,491)
  Stock issued for services                           80,000        24,800
  Loss on investment in less than 50% owned
   entities                                           54,843        44,356
  (Increase) decrease in:
    Trade accounts receivable                           -           26,889
    Other receivables                                  6,778        (1,752)
    Inventory                                          3,687         2,673
    Prepaid expenses                                  28,315        43,191
    Trade accounts receivable affiliates             (60,435)       (7,768)
    Deposits                                           5,111        (1,498)
  Increase (decrease) in:
    Accounts payable                                (232,314)          471
    Accrued expenses                                 316,996       320,427
                                                 -----------   -----------
      Net cash used by operating activities         (267,279)     (572,817)
                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property and equipment          5,295     1,362,235
 Proceeds from sale of marketable securities            -            8,701
 Purchases of property and equipment                 (76,529)      (16,138)
                                                 -----------   -----------
     Net cash provided by investing activities       (71,234)    1,354,798
                                                 ===========   ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of notes payable  - related              218,200        31,000
  Issuances of notes payable  - other                207,655           978
  Repayment of notes payable - related                  -          (25,000)
  Repayments of notes payable - other               (124,799)       (3,114)
  Payment of capital lease obligation               (900,000)     (900,000)
  Proceeds from issuance of common stock              36,050         6,500
                                                 -----------   -----------
     Net cash provided (used) by financing
      activities                                    (789,636)     (789,636)
                                                 -----------   -----------
     NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                (1,407)       (7,655)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           536         8,191
                                                 -----------   -----------
     CASH AND CASH EQUIVALENTS AT END OF YEAR     $     (871)  $       536
                                                 ===========   ===========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                  $    34,799   $     3,932
                                                 ===========   ===========
  Taxes paid                                     $      -      $      -
                                                 ===========   ===========

The accompanying notes are an integral part of these financial statements.

                                     F 5

SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
SUMMARY OF SIGNIFICANT NON-CASH TRANSACTIONS

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

During 1997:

1. Several debt holders converted their debt to stock. A summary of the debt converted to stock is as follows:

                                            Common Stock
                                          Amount     Shares

     Accounts payable                     $ 31,500   195,107
     Accrued salary                         12,500   100,000
     Notes payable-other                    96,080   589,333
                                          --------   -------
                                          $104,612   667,509
                                          ========   =======

2. The Company issued 130,000 shares of its Common Stock to each of two directors of Pesqamar, the Company's Brazilian joint venture company, as payment for past services rendered to Pesqamar.

The Company issued 4,000 shares of its Common Stock to each of five persons who served in an advisory group to the Company's Board.

The Company converted $36,000 of its account payable to Solaris International, Inc. into a promissory note for $36,000 payable on March 31, 1998, with interest at 10% per annum.

The Company issued 4,500 shares of its Common Stock to a person as an inducement to extend a loan for a further period of 12 months.






The accompanying notes are an integral part of these financial statements.

                                      F 6

SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION  AND BUSINESS

Organization

Seahawk Deep Ocean Technology, Inc. (the "Company") was organized as a Colorado corporation on September 17, 1986 for the purpose of acquiring a business opportunity. On October 14, 1988 the Company completed its initial public offering of 1,200,000 shares of common stock at an offering price of $.50 per share. On March 13, 1989, the Company issued 2,000,000 shares of its no par value common stock to the holders of 100% of the outstanding common stock of R/V Seahawk, Inc. (a Florida corporation organized on May 23, 1988) in an exchange transaction in which R/V Seahawk, Inc. became a wholly owned subsidiary of the Company. On March 2, 1992, R/V Seahawk Inc. was merged into the Company. On September 12, 1989 the Company organized Seahawk Museum Development, Inc. and acquired 100% interest with the purchase of 625,000 shares of its no par common stock.On November 3, 1995, the Company issued 2,400,000 shares of its no par value common stock to the holders of 100% of the outstanding common stock of Seahawk, Inc. (an Alabama corporation organized on March 6, 1987 for the purpose of chartering a research vessel) in an exchange transaction in which Seahawk, Inc. became a wholly owned subsidiary of the Company. All shareholders of Seahawk, Inc. were also individually less than 10% shareholders of the Company. The acquisition has been accounted for using the purchase method of accounting. The vessel Seahawk (the Seahawk),an 83 foot research vessel, was the only asset acquired in the transaction. Payables previously due Seahawk, Inc. of $304,080 have been eliminated in consolidation. The shares issued were valued at $904,080. Since March 1989, the Company had chartered the Seahawk. Seahawk, Inc.'s only business was its charter to the Company. The Company treated the transaction as a purchase of the one asset and operating results have been included in the consolidated statement of income from the date of acquisition (previously treated as charter expense).

In February, 1999, the Company organized RV Seahawk, Inc., a Florida Corporation, and acquired its entire share capital for $100. The Company then transferred the R/V Seahawk into RV Seahawk, Inc.

Nature of Business

The Company is an oceanographic service company that is involved in deep water search, survey and recovery operations. The Company serves as the general partner for three limited partnerships that were formed for the purpose of raising money to search for and locate shipwrecks. The Company currently owns and operates a variety of sub-ocean equipment including an 83 foot research vessel, ROVs (Remote Operated Vehicles), and other specialized search and recovery equipment which enables it to locate, photograph and retrieve items lost on the seabed in deep water.

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


                                   F 7

Basis of Presentation

The accompanying financial statements were prepared using the accrual basis of accounting in accordance with generally accepted accounting principles.

Principles of Consolidation

The consolidated financial statements include the accounts of Seahawk Deep Ocean Technology, Inc. and its wholly owned subsidiary, Seahawk Museum Development, Inc. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Revenue Recognition

The Company derives its revenue primarily from rental of search and recovery vessels, deep ocean survey and search equipment, remote operating vehicles, and other electronic equipment to related and unrelated parties, as well as from its distributive share of limited partnerships' net income.

Marketable Securities - Trading Account

Securities held as trading assets are stated at market value. Market adjustments, gains or losses on the sales of trading securities are included in other income (expense).

Accounts Receivable and Credit Concentration

Trade accounts receivable includes the following:

     Charter payments due                    $ 173,620
     Less provision for uncollectible
      accounts since debtor has filed
      for protection under the Federal
      Bankruptcy Act                          (173,620)
     Due from unrelated party considered
      to be 100% collectible                     2,962
                                             ---------
                                             $   2,962
                                             =========

Accounts and Notes Receivable - Affiliate

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

                                        F 8

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method for financial reporting purposes at rates based on the assets' estimated useful lives. The major components of assets and their estimated useful lives are as follows:

                                    December 31,
                                        1997           Years

   Vessel "Seahawk"                 $   672,028          10
   Equipment on vessel and other        845,205         5 - 10
                                    -----------
                                      1,517,233
   Less - accumulated depreciation   (  844,518)
                                    -----------
                                    $   672,715
                                    ===========

For income tax purposes, depreciation is computed using accelerated methods over statutory periods.

Investment in Affiliates

The Company's investment in Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd. (less than 50% owned entities) is recorded on the equity method. Under this method, the basis of such investments, including loans, advances, and receivables are increased or decreased by the Company's distributive share of the Partnerships' income or loss. The partnerships were formed for the purpose of funding the search for deep-water shipwrecks in pre-designated areas.

Purchased Shipwreck Research

The Company's cost of purchased shipwreck research is capitalized and amortized over 3 years.

Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock warrants and options are not considered into the computation because they are antidilutive in the aggregate.

Statement of Cash Flows

Short-term investments that have an original maturity of ninety days or less are considered cash equivalents.Cash payments of interest for the years ended December 31, 1997 and 1996 amounted to $33,626 and $3,932 respectively.

Income Taxes

The Company provides for deferred income taxes resulting from the timing differences in reporting income and expenses for financial statement purposes compared to the method of reporting for income tax purposes. No deferred income taxes are reflected in the accompanying financial statements due to the Company's losses from operations.

Reallocation of Notes Payable as of December 31, 1996

                                     F 9

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

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE FROM AND INVESTMENTS IN AFFILIATES

The Company is a general partner and a less than 50% interest owner in Eagle Partners, Ltd., Seahawk I, Ltd. and Seahawk II, Ltd. (Florida limited partnerships). The partnerships are accounted for on the equity method. The report of independent certified public accountants on the 1997 financial statements of Seahawk II, Ltd., and Eagle Partners, Ltd. each includes an explanatory paragraph raising substantial doubt about the partnership's ability to continue as a going concern. Pursuant to the partnership agreements, net losses of the Partnerships will be allocated as follows:

For Seahawk I, Ltd., 15% to the Class A Limited Partners, 10% for the Class B Limited Partners, 25% of the Class C Limited Partners and 50% to the General Partner. At such time as the capital account balance of any limited partner (taking into consideration all units owned by a partner including Class A, B and C) reaches zero, any further loss allocation shall be made to the general partner.

For Seahawk II, Ltd. and Eagle Partners, Ltd. 99% to the Limited Partners and 1% to the General Partner until the Limited Partners' capital accounts have been reduced to zero.Net income is first allocated to the Limited Partners based on their proportionate ownership interests to the extent of the net loss previously allocated to them. Net income is then allocated to the General Partner to the extent of the net loss previously allocated to it. Thereafter, net income will be allocated as follows: For Seahawk I, Ltd., the remaining net income is allocated 50% to the Limited Partners and 50% to the General Partner. For Seahawk II, Ltd., the remaining net income is allocated 1% per unit of the limited partnership interest (not to exceed 50%), and the balance to the General Partner. For Eagle Partners, Ltd., the remaining net income is allocated on a per unit basis with each $50,000 unit receiving 2.5% of the first $1 million of income allocated, 2% of the second $1 million of income allocated, 1.5% of the third $1 million of income allocated, 1% of the fourth $1 million of income allocated and 0.5% of income over $4 million allocated. The Company, as the general partner, will receive the balance of any net income to be allocated.In accordance with the use of the equity method of

                                      F 10
accounting for its investment in partnerships, the Company has reduced its investment in those partnerships by its allocated portion of the partnership's losses.

The accounts and notes receivable from affiliates, less losses in excess of investment in affiliates at December 31, 1997 is detailed as follows:

                                                EAGLE     EAGLE
                         SEAHAWK I  SEAHAWK II  PARTNERS  MINERS
                           LTD.        LTD.     LTD.      LTD.        TOTAL
                         ---------  ----------  --------  -------- ----------
                             $          $          $         $          $
Note receivable           300,000                  50,000             350,000
Interest receivable       110,248                   9,932             120,180
Accounts receivable       646,081     30,875    1,061,444   53,023  1,791,423
Less allowance for
 doubtful accounts                   (16,684)              (29,503)   (46,187)
Less losses in excess
 of investment in
 affiliates              (742,301)   (30,820)  (1,151,039)         (1,924,160)
                         --------    -------   ----------  ------- ----------
                          314,028    (16,629)     (29,663)  23,520    291,256

In March 1998, Seahawk I, Ltd. Sold its entire collection of artifacts for $541,982 cash and 6,263,350 shares in the common stock of the purchaser, Treasure Exhibits International, Inc., a total consideration of $1,606,752. In accordance with the Partnership Agreement the partnership used most of the proceeds to repay the Note receivable, accrued interest and accounts receivable to the Company. (See Note 16 SUBSEQUENT EVENTS)

The accounts receivable are unsecured but the Note Receivable from Seahawk I Ltd. which became due in November 1996 was secured by 4,000 pearls owned by Seahawk I, Ltd. which were stated in that Company's artifact inventory at $36,000The note receivable from Eagle Partners Ltd. is secured by the partnership's interest in Eagle Miners Ltd.Eagle Partners, Ltd. is a general partner of Eagle Miners Ltd. The Company's receivable is a result of search services provided to Eagle Miners. The Company has provided an allowance for doubtful account of $29,503.The Company has recorded losses in excess of its investments due to management's commitment to provide additional financial support. In 1997, the Company recorded its share of losses from affiliates primarily as a result of invoices billed to the affiliates for services provided. Therefore, the Company considers the negative investment account as a provision for uncollectible accounts.


                                    F 11

NOTE 4 - INVESTMENT IN AFFILIATES

Summarized financial statement information on a historical basis is shown below:
                     SEAHAWK I, LTD. SEAHAWK II, LTD.  EAGLE PARTNERS, LTD.
                     --------------- ----------------  --------------------
                            $                $                 $
BALANCE SHEET
December 31, 1997
ASSETS:
  CURRENT ASSETS              224               52                 -
  OTHER ASSETS-
   Artifacts              625,275                -                 -
                      -----------       ----------         -----------
TOTAL ASSETS              625,499               52                 -
                      ===========       ==========         ===========
LIABILITIES AND
 PARTNERS' CAPITAL:
  CURRENT LIABILITIES   1,083,079           30,875           1,151,039
  PARTNERS CAPITAL:
   Capital
    contributions       2,511,041        1,371,250             150,100
   Accumulated
    deficit            (2,968,621)      (1,402,972)         (1,301,139)
                      -----------       ----------         -----------
TOTAL PARTNERS'
 CAPITAL (deficit)       (457,581)         (31,723)                  -
                      -----------       ----------         -----------
   TOTAL LIABILITIES
  AND PARTNERS' CAPITAL
  (deficit)               625,499               52                   -
                      ===========       ==========         ===========

STATEMENT OF
OPERATIONS            SEAHAWK I, LTD.  SEAHAWK II, LTD.  EAGLE PARTNERS, LTD.
                      ---------------  ----------------  --------------------
FOR THE YEAR ENDED     1997    1996      1997    1996       1997    1996
                         $       $         $       $          $       $
                      ------  ------    -----   ------    ------  --------

REVENUES              10,000  20,750         -       -         -        -
COST OF REVENUES      10,000  20,750         -       -         -        -
GROSS PROFIT               -       -         -       -         -        -
OPERATING GENERAL
 AND ADMINISTRATIVE
 EXPENSES             21,567   9,420    11,000   3,360    21,817    8,178
                     ------- -------    ------  ------   -------  -------
LOSS FROM OPERATIONS (21,567) (9,420)  (11,000) (3,360)  (21,817)  (8,178)
OTHER EXPENSES       (57,068)(33,160)        -       -    (4,932)  (8,104)
                     ------- -------    ------  ------   -------  -------
NET LOSS             (78,635)(42,580)  (11,000) (3,360)  (26,749) (16,282)
                     ======= =======    ======  ======   =======  =======

In light of the known liquidation of Seahawk I, Ltd. On September 30, 1998, the financial statements for that partnership as of December 31, 1997, were restated with estimated liquidation values as follows:

                                     F 12

SEAHAWK I,LTD.
STATEMENT OF NET ASSETS IN LIQUIDATION

                                      $

ASSETS                             967,455
LIABILITIES                        794,298
                                   -------
NET ASSETS IN LIQUIDATION          173,157
                                   -------

NOTE 5 - DEPOSITS AND ADVANCES

Deposits and advances at December 31, 1997 consist of the following:

             Deposit on rented real estate              $ 1,500
             Utility deposits                             4,870
             Other deposits                                 205
             Advance for use of automobile                8,200
                                                        -------
                                                        $14,775
                                                        =======
NOTE 6 - DUE TO RELATED PARTIES

Amounts due to related parties at December 31, 1997 comprises:

                               Interest              Book Value      Amount
                    Due on      Rate    Secured on   of Security      Due
                   ---------   -------- ----------   -----------     ------

Accrued director's
 Fees               demand     none      none                         11,000
Loan pending stock
 Issue              none       18%       none                         278,200
Unsecured Note     10/31/98    12%       none                          45,000

                                                                     --------
                                                                     $334,200
                                                                     ========

The Note for $45,000 was repaid in December 1998, and In May 1999 the Company entered into an Agreement with Mr. Anderson under which the remaining $278,000 was incorporated into a convertible note with interest accruing on an annual basis at 18% from September 1997. The note provided that the loan and accrued interest would be repaid in cash or, at Anderson's option, in the Company's common stock at the conversion rate of $0.035 per share on December 31, 1999 (the "First Due Date"). The Agreement also provided that in the event that the Company does not repay the loan on that date, the Note will be extended on the same terms for one year to December 31, 2000, at which time the principal and accrued interest must be repaid in cash or, at the at Anderson's option, in the Company's common stock at the conversion rate of $0.025 per share. As an incentive to enter this agreement the Company extended the expiration date of Mr. Anderson's T1 and AH2 warrants to December 31, 2000, and reduced the exercise price to $0.05 per share.

NOTE 7 - NOTES PAYABLE - OTHERS

Notes payable - others, at December 31, 1997 comprises:


                                   F 13

                          Interest             Book Value        Amount
                Due on      Rate   Secured on  of Security         Due
--------------  ------    -------- ----------  -----------       ------
Unsecured note
repayable at    demand       8%                $    -            $83,129
$1,000 monthly

Unsecured note  3/31/98     10%                     -             36,000

Secured                              Company
note            9/1/96      18%     artifacts    45,068           25,000

Secured                              Company
note           11/20/99     18%     artifacts   122,820          120,000

Secured                              Company
note           10/20/98     12%     artifacts   105,070
                                    Seahawk I
                                    Artifacts    21,370          123,500

Secured                              Company
note           10/31/98     18%     artifacts    29,000           24,000

Secured                              Company
note           11/7/96      18%     artifacts    75,000           19,053

Secured                              Company
note           3/31/97      18%     artifacts     9,738
                                     Seahawk I
                                    Artifacts    70,174           65,000

Secured                              Company
note           11/20/98     14%       vessel    600,000           50,000


Other          demand      none                      -            61,576

                                                                 -------
                                                                $607,258
                                                                 =======

All the secured notes and all but $38,900 of the others were repaid during 1998.

                                       F 14

NOTE 8 - COMMON AND PREFERRED STOCK

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

Preferred Stock

The Company is authorized to issue 60,000,000 shares of Preferred Stock, no par value. The Preferred Stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The Company designated 200,000 shares of its Preferred Stock as Series 1 Convertible Preferred Stock. The Series 1 Convertible Preferred Stock was converted into 200,000 shares of Common Stock in August 1998. In January 1997, the Company designated 30,000,000 shares of its Preferred Stock as Series 2 Preferred Stock. In February 1998, the Company designated 550,000 shares of its Preferred stock as Series 3 Preferred Stock. 550,000 shares of the Series 3 were outstanding as of May 14, 1999. In February 1999, the Company designated 4,000 of its Preferred stock as Series 4 Preferred Stock. 2,700 shares of the Series 4 were outstanding as of May 14, 1999. In March 1999, the Company designated an additional 6,000,000 of its Preferred stock as Series 2 Preferred Stock. 7,200,000 shares of the Series 2 were outstanding as of May 14, 1999.

The Series 1 Convertible Preferred Stock had the following rights and preferences:Each share may be converted into one share of the Company's Common Stock at the option of the holder.In the event that there is an effective registration statement covering the shares of Common Stock into which the Series 1 shares may be converted and the average closing bid price for the Company's Common Stock is at least $3.00 per share, the Series 1 Stock will be automatically converted on a one for one basis. The Company may redeem shares of the Series 1 Stock at any time, at its option on giving 7 days notice, at a price equal to the higher of $0.25 or the average closing bid and asked prices for its Common Stock for the 10 days prior to the date of the redemption notice. The Company is required to redeem the Series 1 shares at the price set forth in the paragraph above, on the earliest of the following:(i) December 1, 1999;(ii) The date that Buckeye Communications, Inc. ("Buckeye") provides the Company with or arranges for the Company to be provided with, a cash infusion of $500,000 or more;(iii) The date the Company receives a cash infusion of $1,500,000 or more in a single transaction or a series of four or less transactions in any one year.

If the Company receives proceeds from the sale of certain pearls that were previously used as collateral for a loan from Buckeye, in excess of $50,000, one half of the excess shall be applied to redeem shares of the Series 1 Stock at the price set forth above.Each share of the Series 1 Stock is entitled to one vote and votes with holders of the Common Stock as a single class.

The Series 2 Convertible Preferred Stock has the following rights and preferences:Each share may be converted into one fifth of one share of the Company's Common Stock at the option of the holder at any time after February 1, 2000. In the event that there is an effective registration statement covering the shares of Common Stock into which the Series 2 shares may be converted and the average closing bid price for the Company's Common Stock is

                                     F 15
at least $3.00 per share, the Series 2 Stock will be automatically converted on a one for one fifth basis.The Company may redeem shares of the Series 2 Stock at any time, at its option, on giving 7 days notice, at a price equal to the higher of $0.0134 per share or the average closing bid and asked prices for its Common Stock for the 10 days prior to the date of the redemption notice. The Company is required to redeem the Series 2 shares at the price set forth in the paragraph above on or before February 1, 2007.Each share of the Series 2 Stock is entitled to one vote and votes with holders of the Common Stock as a single class.

The Series 3 Convertible Preferred Stock has the following rights and preferences:Each share may be converted into one share of the Company's Common Stock at the option of the holder at any time after January 31, 1999. In the event that the average closing bid price for the Company's Common Stock is at least $1.00 per share for 10 consecutive trading days, all the outstanding Series 3 Stock will be automatically converted on a one for one basis.The Company may redeem shares of the Series 3 Stock at any time, at its option on giving 7 days notice, at a price of $0.10 per share. The Company is required to redeem the Series 3 shares at the aforementioned price on or before July 1, 2003.Each share of the Series 3 Stock is entitled to one vote and votes with holders of the Common Stock as a single class.

The Series 4 Convertible Preferred Stock has the following rights and preferences:Each share may be converted into one thousand shares of the Company's Common Stock at the option of the holder at any time after July 1, 1999. In the event that the average closing bid price for the Company's Common Stock is at least $1.00 per share for 10 consecutive trading days, all the outstanding Series 4 Stock will be automatically converted on a one thousand for one basis.

The Company may redeem shares of the Series 4 Stock at any time, at its option on giving 7 days notice, at a price of $25.00 per share. The Company is required to redeem the Series 4 shares at the aforementioned price on or before July 1, 2003.Each share of the Series 4 Stock is entitled to one vote and votes with holders of the Common Stock as a single class.

NOTE 9 - COMMON STOCK OPTIONS AND WARRANTS

On April 18, 1990, the Company's Board of Directors approved a Stock Option Plan (the "Plan"). Under the Plan, stock options, which qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended (the "Code"), can be issued to employees of the Company.
Additionally, options can also be issued to the directors who render valuable contributions to the Company. Pursuant to the Plan, options to purchase up to 400,000 shares of the Company's common stock may be granted to employees and/or Directors of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on the date of the grant (110% of the market value in the case of option granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no options can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's Common Stock). The Plan was approved by the shareholders of the Company on December 14, 1990. Option activity during 1996 and 1997 is summarized as follows:


                                     F 16

                                  Number of Shares    Price per Share

Balance December 31, 1995             289,000          $0.20 -  0.83
Granted 1996                          105,000          $0.13
Terminated 1996                      (121,000)         $0.20 -  0.30
Exercised 1996                            -            $ -
                                     ---------         -------------
Balance December 31, 1996              273,000         $0.13 -  0.83
Granted 1997                              -            $ -
Terminated 1997                       (112,500)        $0.20
Exercised 1997                            -            $ -
                                     ---------         -------------
Balance December 31, 1997              160,500         $0.13 -  0.83
                                     =========         =============

The following options to purchase the Company's common shares were outstanding on December 31, 1997.


Date         Number of Shares       Exercise Price          Expiration Date

9/16/93          25,000                $ 0.83                   9/15/98
5/12/95          60,000                $ 0.30                   5/12/98
5/10/96          75,500                $ 0.13                   5/10/99
                -------                ------
                160,500
                -------

The executive options as at December 31, 1997, are described as follows:

                                   Original          New
                                   Exercise        Exercise    Expiration
  Date      Number of Shares        Price           Price         Date

6/02/93        200,000              $0.70           $0.40       6/02/98
6/02/93        200,000              $1.20           $0.60       6/02/98
6/02/93        200,000              $3.00           $1.50       6/02/98
6/02/93        200,000              $5.00           $2.50       6/02/98
5/12/95        500,000              $0.30                       Note A
6/25/96        500,000              $0.12                       Note A
1/15/97      1,100,000              $0.13                       Note A
7/16/97        200,000              $0.11                       7/16/02
             ---------
             3,100,000
             =========

Note A:  180 Days after Termination of Employment Contract.

On February 15, 1996 the exercise price of 200,000 of the executive options belonging to an individual was reduced to $0.21 per share and as part of a termination of employment arrangement, he exercised all 200,000 options against his past due salary and interest thereon amounting to $41,506. On June 25, 1996, two officers were each granted 200,000 stock options as an inducement to renew their contract of employment and three directors were each granted 50,000 incentive stock options, all with an exercise price of $0.12 per share. In January 1997, the Company issued two officers warrants to purchase 50,000 shares each at a price of $0.13 per share and 500,000 shares each at $0.13 per share pursuant to the renewal of their employment contracts.


                                      F 17

In July 1997, a director was granted 200,000 warrants to purchase shares at a price of $0.11 per share as compensation for joining the Board of Directors.


Granted 1997                         1,178,185        $0.125-0.25
Exercised 1997                        (256,000)       $0.180
Expired 1997                        (2,813,750)       $0.250-5.00
                                    ----------        -----------
Balance December 31, 1997            8,853,960        $0.125-5.00

The following warrants were outstanding on December 31, 1997:

   Date           No. of Shares   Exercise Price    Expiration Date

01/21/92             23,000         Note A               Note A
01/21/92             32,191         $2.00                Note B
01/21/92             32,191          5.00                Note A
01/21/92            119,000         Note C               Note A
01/24/92            100,000         Note D               Note H
10/13/93            250,000          0.25
10/13/99-
04/06/94            142,000          Note C               Note A
04/01/94            400,000          0.25                12/31/99
05/11/94             15,000          0.40                 Note E
07/31/94            606,250          0.05              12/31/00 Note G,I

11/10/94          1,800,000          0.32                 Note A
07/08/96            132,143          0.25               06/30/98 Note H
09/24/96          2,140,000          0.13               09/02/99 Note G
09/24/96          2,140,000          0.05               12/31/00 Note I
03/31/97            288,000          0.125              03/31/99 Note H
09/26/97             85,000          0.13               09/26/99
10/31/97             24,000          0.15               10/31/99
10/08/97            185,185          0.135              10/08/99
10/20/97            240,000          0.15               10/20/99
11/09/97            100,000          0.25               11/09/99
                  ---------
                  8,803,960
                  =========

Note A - 3 months after effective date of Registration StatementNote B - 18 months after effective date of Registration StatementNote C - 110% of lowest closing bid 180 days prior to exercise Note D - $2.50 or divide 100,000 by lowest bid during prior 180 daysNote E - 180 days after resignationNote F - Expiration date extended as part of extension of loanNote G - Expiration date extended as part of loan agreementNote H - Warrants had expired by the date of this report

Note I - Exercise price reduced as part of loan agreement

The Company does not have enough authorized and unissued Common Stock to issue to the Warrant Holders if they all exercise their warrants. Consequently it is inevitable that the Company will take steps to increase its authorized Common Stock as soon as it is able to fund the necessary Shareholders' Meeting.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company receives some of its revenues from the rental of a vessel and deep ocean search and survey equipment and the sale of services leased to Seahawk

                                     F 18

I, Ltd., Seahawk II, Ltd., Eagle Partners, Ltd. and Eagle Miners Ltd. For the years ended December 31, 1997 and 1996, the Company recorded revenues of $930 and $145,690 respectively, from these partnerships. At December 31, 1997 accounts receivable-affiliates includes $1,730,979 from this rental activity. See Note 4 for discussion of allowances for doubtful accounts and losses in excess of investments in affiliates and its relationship to accounts receivable-affiliates.

From October 1995 Carl Anderson rented a motor car to the Company for $5,000 per annum. At December 31, 1997, the accrued rental due to Anderson was $833.During January 1996, the Company extended the repayment date of a $300,000 promissory note due to the Company by Seahawk I, Ltd. to October 31, 1996. During February 1996, the Company issued 304,366 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the year ended December 31, 1996:

                                          Amount
                         Number          of Unpaid
     Name               of Shares       Remuneration

John Lawrence           152,183           $44.400
John Balch              152,183           $44.400

During February 1996, pursuant to the payment of past due salary of an ex employee, the Company authorized a reduction from $0.40 per share to $0.21 per share in the exercise price of the employee's warrants to purchase 200,000 shares of the Company's common stock. The employee then exercised the options and the amount due was offset against past due salary of $41,506. In October 1996, the Company issued to Carl Anderson 2,140,000 class AH-1 and 2,140,000 class AH-2 warrants to purchase the Company's common stock at $0.13 per share, pursuant to an agreement that Anderson lends the Company a minimum of $100,000. The AH-1 warrants were exercisable until March 24, 1997, and the Company extended that expiration date to September 24, 1997, in January 1997, when Anderson increased the loan by $65,000. The class AH-2 warrants are exercisable until September 24, 1999, but to a maximum number equivalent to the number of previously exercised class AH-1 warrants.

In January, 1997, two officers were each granted 500,000 stock options as an inducement to renew their contract of employment and three directors were each granted 50,000 stock options, all with an exercise price of $0.13 per share.

In July 1997, J. Robert Shaw was appointed a director of the Company and issued 200,000 options to purchase the Company's common stock at $0.11 per share.

In During 1997, Carl Anderson loaned to the Company a total of $322,650 interest free. In November 1997, Anderson expressed his intention to convert $278,200 of the loans into 2,140,000 shares of common stock of the Company by exercising his AH1 warrants and the Company issued a 1 year note for the balance of $45,000 repayable on October 31, 1998 with 12% annual interest. The Company was unable to issue the shares to Anderson because it had insufficient authorized common stock available. In May 1999 the Company entered into an Agreement with Mr. Anderson under which the remaining $278,000 was incorporated into a convertible note with interest accruing on an annual basis at 18% from September 1997. The note provided that the loan and accrued interest would be repaid in cash or, at Anderson's option, in the Company's common stock at the conversion rate of $0.035 per share on December 31, 1999 (the "First Due Date"). The Agreement also provided that in the event that the Company does not repay the loan on that date, the Note will be extended on the

                                      F 19
same terms for one year to December 31, 2000, at which time the principal and accrued interest must be repaid in cash or, at the at Anderson's option, in the Company's common stock at the conversion rate of $0.025 per share. As an incentive to enter this agreement the Company extended the expiration date of Mr. Anderson's T1 and AH2 warrants to December 31, 2000, and reduced the exercise price to $0.05 per share.

NOTE 11 - INCOME TAXESEffective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". There is no effect on prior operations as a result of the change. This new statement changes the criteria for the recognition and measurement of deferred tax assets or liabilities, including net operating loss carry forwards.

As of December 31, 1997, the Company had a net operating loss carry forward of approximately $14,000,000, which is available to offset future taxable income. The carry forward will begin to expire in the year 2004. The Company has not recorded a deferred tax asset since the use of the carry forward is indeterminable at this time.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Legal Aspects of International Salvage

Legal ramifications with regard to the recovery of shipwrecks raise a number of issues. Salvors, historical interests and individuals claiming ownership based on the payment of insurance claims all have potential claims on goods recovered.

An entity responsible for the salvage of a sunken vessel and its cargo may expect to defend its claim to title against the original owners or their successors-in-interest, against rival salvors, and against governments asserting a historic interest in the shipwreck or cargo.Potential claimants might include the insurers of the shipwreck as in the SS Central America case(Civil Action 87-363-N). Unless the insurers expressly disclaimed title after payment of a claim, and depending on the length of time the ship has remained sunken, the insurers might have a valid claim of title to recovered objects.

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

Pesqamar and the Remarc consultancy agreement

On June 1, 1994, the Company signed an Agreement for Consulting Services with Remarc International, Inc., a Colorado corporation controlled by two former officers and directors of the Company, John Morris and Gregory Stemm. The Agreement provided that Remarc would, at its own expense, seek to obtain for the Company a permit from the appropriate government to search for and salvage a particular shipwreck known as the "Santa Rosa" in Brazilian waters. If such a permit were obtained for the Company by Remarc, then the Company agreed to

                                    F 20
grant Remarc between 6% and 9-1/2% of the gross proceeds of any successful recovery from the project. The actual percentage granted to Remarc was to depend on the size of portion of the recovery that would be taken by the Brazilian government in return for the permit. In furtherance of the negotiations for the permit, it became prudent to join forces with a Brazilian competitor to form a bidding Consortium. The Consortium rendered the consultancy Agreement with Remarc inappropriate, and under a Joint Venture Agreement dated August 1995 with the Company, Remarc agreed to forego its entitlement to the percentage of the gross recovery of the project and instead become equal partners with the Company in a Brazilian domiciled company, Pesqamar Pesquisas Arqueologicas Maritimas Ltda. (Pesqamar), that owns half of the Consortium. The Company and Remarc each own 24.5% of the voting common stock of Pesqamar with the remaining 51% being owned by Brazilians. The Company and Remarc also each own 50% of the non-voting preferred stock of Pesqamar. Under the new arrangement Remarc funded Pesqamar's costs and the Company was to refund 50% of any costs to Remarc when external project funding for the Santa Rosa project is in place. The Company and Remarc each owned 24.5% of the South American company with the remaining 51% being owned by Brazilians. By May 1998, Pesqamar had incurred over $300,000 of expenses, half of which were payable by the Company. Under an agreement dated June 1, 1998, the Company's portion of the expenditure was satisfied by the transfer of 1 million shares of common stock of Treasure & Exhibits International, Inc. to Remarc on the basis that (a) the Company also transferred 165.5 shares of Preferred Non-Voting shares in Pesqamar to Remarc and (b) Remarc to be responsible for all future expenditure of Pesqamar. Following the completion of the agreement, the Company owns 428.75 of the 1,750 shares of common voting stock and 1,459.5 of the 3,250 shares of Preferred Non-Voting stock in Pesqamar.

NOTE 13 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $697,937 for 1997 and has incurred substantial net losses for each of the past several years resulting in an accumulated deficit of $14,330'759. At December 31, 1997, the Company has negative working capital as indicated by current liabilities exceeding current assets by $2,047,760. These factors raise substantial doubt about the Company's ability to continue as a going concern. In addition to shipwreck projects for which Management is currently seeking permits and raising funds, management plans to obtain rental income from its marine assets and enter the museum attraction business. Management feels that these factors will contribute toward achieving profitability.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 14 - COST OF SETTLEMENT OF CLAIMS

During 1996 the Company settled amounts due to an unrelated party by issuance of stock valued at $10,000 and a cash payment of $1,228. This resulted in a gain on settlement of $3,491.

NOTE 15 - REDUCTION OF ACCOUNTS PAYABLE PROVISION

During 1997, management reduced the redundant portion of a provision set up in 1993 for accounts payable, which, on the basis of experience gained since that time, management considers no longer necessary. The amount of the reduction was $169,364.


                                     F 21

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                          First        Second        Third        Fourth
                         Quarter       Quarter       Quarter      Quarter
1996
Revenues              $   51,710      $   5,054    $   2,506    $    7,531
Net Income (loss)       (319,757)      (293,980)    (220,924)     (366,185)
Income (loss) per
  share                    (0.01)         (0.01)       (0.01)        (0.01)
Weighted average
 number of common
 shares and common
 shares equivalent
 outstanding          25,351,480     25,700,665   25,846,287    25,918,700

                          First        Second        Third        Fourth
                         Quarter       Quarter       Quarter      Quarter
1997
Revenues              $   15,698     $   19,904   $   25,465    $  118,198
Net Income (loss)       (177,568)      (220,880)    (181,190)     (118,299)
Income (loss) per
 share                     (0.01)         (0.01)       (0.01)           (-)
Weighted average
 number of common
 shares and common
 shares equivalent
 outstanding          26,273,699     26,514,336   26,515,032    26,653,790

NOTE 17 - SUBSEQUENT EVENTS

Conversion of Series 1 Preferred Stock

The Series 1 Convertible Preferred Stock was converted into 200,000 shares of Common Stock in August 1998.

Issuance of Series 3 Preferred Stock

In February 1998, the Company issued 550,000 shares of Series 3 preferred stock to a non-affiliated company as part payment for subcontracted services valued at $55,000.

Lease and Sale of Artifacts

In October 1997, the Company signed an agreement with Michael's International Treasure Jewelry, Inc., Key West Florida, to exhibit certain artifacts for a minimum period of 12 months, at a rental of $57,500 per quarter in advance. The artifacts included the entire inventory of Seahawk I, Ltd. The agreement also provided for Michael's to have an option to purchase the artifacts for $2,500,000 ($750,000 cash and $1,750,000 in common stock of Vanderbilt Square, Inc., a publicly quoted affiliate of Michael's) at any time during the term of the lease. Any revenue from the agreement was to be divided between the Company and Seahawk I, Ltd. in the ratio of the respective book values of the assets involved. On February 10, 1998, Vanderbilt changed its name to Treasure and Exhibits International, Inc.("TEI"). Prior to the agreement, the Company signed an agreement with Odyssey Marine Exploration, Inc. to pay Odyssey 10% of any proceeds from the lease or sale pursuant to the introduction by Odyssey of Michaels and Vanderbilt to the Company.

                                    F 22

On March 19, 1998, TEI entered an agreement with the Company and Seahawk I, Ltd. to purchase all of Seahawk I, Ltd.'s artifacts, their related documentation and all of the Company's artifacts. The consideration was $822,056 in cash and 9,500,000 newly issued shares of TEI's common stock which were valued at the time of the agreement at $0.17 per share or $1,615,000. Immediately thereafter Seahawk I, Ltd. repaid all its debt to the Company in cash and TEI stock, repaid other loans to two of the limited partners and in September 1998, in accordance with the Partnership Agreements, 1,998,196 shares of TEI stock were distributed to all the limited partners in proportion to their original capital contributions, which totalled $1,311,040. Each Limited Partner received approximately 1.52 shares for each $1 of capital they contributed. The General Partner received no repayment of its original capital contribution of $1,200,000. The Limited Partners voted to terminate the partnership as of September 30, 1998.

In July 20,1998, the Company agreed to sell its remaining holding of 5,302,084 shares in TEI to First Consolidated Financial Corp., a Florida corporation, for a total consideration of $450,677 ($0.085 per share). The agreement provided for the cash to be paid in five tranches, $180,270 on the date of the agreement and at least $50,000 during each of September, October and November 1998 with the balance due by December 31, 1998. In the event, after paying the first tranche, no further payment was made until November 10, 1998, when the Company accepted a discount of $10,407 in return for the whole of the balance being paid on that date.

The transactions with TEI can be summarized as follows:

i) In total.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------

Artifacts sold for       822,056      9,500,000     1,615,000     2,437,056
  Less commission         76,750      1,008,827       166,500       243,250
                         -------      ---------     ---------     ---------
Net Sale proceeds        745,306      8,491,173     1,448,500     2,193,806
Less provision for
 costs of sale             5,000                                      5,000
                         -------      ---------     ---------     ---------
Net proceeds after
 provision               740,306      8,491,173     1,448,500     2,188,806
Book value of artifacts
 sold                                                               928,348

                                                                  ---------
Profit on sale of
 Artifacts                                                        1,260,458
                                                                  ---------



                                        F 23

ii) In the books of the Company.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------

Artifacts sold for       280,074      3,236,650       550,230       830,304
 Less commission          26,149        343,708        56,727        82,875
                         -------      ---------     ---------     ---------
Net Sale proceeds        253,926      2,892,942       493,503       747,429
 Less provision for
 costs of sale             5,000                                      5,000
                         -------      ---------     ---------     ---------
Net proceeds after
 provision               248,926      2,892,942       493,503       742,429

Book value of artifacts
 sold                                                               303,073
                                                                  ---------
Gain on sale of
 Artifacts                                                          439,356
                                                                  ---------
iii) In the books of Seahawk I, Ltd.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------

Artifacts sold for       541,982      6,263,350     1,064,771     1,606,752
 Less commission          50,601        665,119       109,773       160,375
                         -------      ---------     ---------     ---------
Net Sale proceeds        491,380      5,598,231       954,997     1,446,377
Book value of artifacts
 sold                                                               625,275
                                                                  ---------
Profit on sale of
 Artifacts (historical
 Basis)                                                             821,102

Reduction in value of
5,598,231 shares of
TEI stock to $0.085 per
Share on liquidation
Basis                                                               479,146
                                                                  ---------
Profit on sale of
 Artifacts (liquidation
 Basis)                                                             341,956
                                                                  =========

Short term loan

In May 1998, Carl Anderson loaned the Company $73,500 for one month at an annual interest of 18% and secured with 3,500,000 shares of common stock in Vanderbilt Square Corporation. As part of the consideration for making the loan the Company agreed to extend the validity of certain warrants belonging to Anderson. The loan was repaid on the due date.


                                       F 24

Payment of Pesqamar account payable

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

Demand for Indemnity from former directors

In March, 1998, the Company received a demand for indemnity from Greg Stemm, John Morris and Dan Bagley, all former directors and officers of the Company, for payment of the sum of expenses they incurred in defending an action brought against them by the Securities and Exchange Commission. The indemnification claim was made under Colorado corporate law. The Company has received itemization of the purported legal fees and costs incurred in the defense of the former directors and officers in the amount of approximately $700,000. The Company resisted the claim and in December, 1998, the former directors and officers filed a lawsuit pursuant to their claim.

The Company's directors have investigated the merits of the claim including the fact that the Company formerly agreed with the Securities and Exchange Commission that it would not pay the legal expenses of the former officers and directors in their defense of the action in question.

The Company is of the opinion that the agreement with the Securities and Exchange Commission takes priority over state law and in January, 1999,the Company filed in the state court a Motion to Dismiss Complaint, a Motion for More Definite Statement and Motion to Strike. At the same time the Company filed a Motion for Preliminary and Permanent Injunction in the federal court.

Issue of Series 2 Preferred Stock

In March, 1999 the Company entered an agreement with Drexel Aqua Technologies, Inc., a Delaware corporation, under which Drexel is to purchase 36,000,000 shares of the Company's Series 2 Preferred Stock for $500,000. The consideration is to be paid at the rate of $50,000 or more each month and the stock is to be issued on a pro - rata basis. On payment of the first $50,000 Drexel were entitled to appoint two directors to the board of the Company and on payment of the second $50,000 Drexel were entitled to appoint a third director. On full payment of the consideration Drexel are entitled to appoint a total of four directors. The proceeds of the sale are to be used specifically for current payroll, taxes, rent, administrative expenditures, legal fees and the costs of shareholder meetings. At the same time the Company and Drexel signed an agreement subject to due diligence, for the Company to acquire the entire share capital of Drexel's wholly owned subsidiary, Sindia Expedition, Inc.("SEI") for shares of Common Stock in the Company. The number of shares to be issued for the acquisition of SEI will depend on the valuation of that corporation. SEI is the sole owner of all the rights to a shipwreck in Ocean City, New Jersey known as the Sindia.

Extension of Loan following request for conversion

During 1997 Carl Anderson, a principal shareholder of the Company, advanced the Company $278,200. In September 1997 Mr. Anderson applied to the Company to exercise his AH1 warrants and requested that the advances be converted into

                                     F 25

2,140,000 shares of the Company's common stock. The Company had insufficient unissued authorized stock and were unable to comply with the request.

In May 1999 the Company entered into an Agreement with Mr. Anderson under which the $278,000 was incorporated into a convertible note with interest accruing on an annual basis at 18% from September 1997. The note provided that the loan and accrued interest would be repaid in cash or, at Anderson's option, in the Company's common stock at the conversion rate of $0.035 per share on December 31, 1999 (the "First Due Date"). The Agreement also provided that in the event that the Company does not repay the loan on that date, the Note will be extended on the same terms for one year to December 31, 2000, at which time the principal and accrued interest must be repaid in cash or, at the at Anderson's option, in the Company's common stock at the conversion rate of $0.025 per share. As an incentive to enter this agreement the Company extended the expiration date of Mr. Anderson's T1 and AH2 warrants to December 31, 2000, and reduced the exercise price to $0.05 per share.



















                                     F 26

Report of Independent Certified Public Accountants

Limited Partners of
Seahawk I, Ltd.
Tampa, Florida


We have audited the accompanying statement of net assets (liabilities) in liquidation of Seahawk I, Ltd. (a Florida limited partnership) as of December 31, 1997 and the related statements changes in net assets(liabilities) in liquidation on December 31, 1997, and statements of operations, partners' capital and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seahawk I, Ltd. as of December 31, 1997 and the results of its operations, changes in partners' capital and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounted principles.



                                    /s/ Giunta, Ferlita & Walsh, P.A.
                                    Giunta, Ferlita & Walsh, P.A
                                    Tampa, Florida
                                    May 11, 1999


                                   F 27

SEAHAWK I, LTD.
STATEMENT OF NET ASSETS (LIABILITIES)IN LIQUIDATION
DECEMBER 31, 1997



ASSETS

  Cash                                             $       224
  Artifact inventory                                   967,231
                                                   -----------
                                                   $   967,455
                                                   -----------

LIABILITIES
  Accounts payable - General Partner               $   569,407
  Accrued expenses - General Partner                    56,751
  Accrued expenses - Limited Partner                     7,510
  Notes payable    - Limited Partners                    6,203
  Note payable     - General Partner                   154,427
                                                   -----------
                                                   $   794,298
                                                   -----------
NET ASSETS IN LIQUIDATION                          $   173,157
                                                   ===========






























The accompanying notes are an integral part of these financial statements.

                                   F 28

SEAHAWK I, LTD.
STATEMENT OF CHANGES IN NET ASSETS(LIABILITIES)IN LIQUIDATION
ON DECEMBER 31, 1997

INCREASE IN NET ASSETS (LIABILITIES) IN LIQUIDATION
 Artifact inventory                                  $ 341,956
 Accounts Payable   - General Partner                   76,674
 Notes and Interest - Limited Partners                  13,038
 Notes and Interest - General Partner                  199,070
                                                     ---------
                                                     $ 630,738
PARTNERS' EQUITY ON HISTORICAL BASIS
 PRIOR TO RESTATEMENT ON LIQUIDATION BASIS            (457,581)
                                                     ---------
ENDING NET ASSETS IN LIQUIDATION                     $ 173,157
                                                     =========






































The accompanying notes are an integral part of these financial statements.




                                    F 29

SEAHAWK I, LTD.
STATEMENTS OF OPERATION
FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996 - HISTORICAL BASIS



                                             1997           1996
                                          -----------    -----------

SALES                                      $ 10,000        $ 20,750

COST OF SALES                                10,000          20,750
                                           --------        --------

GROSS PROFIT                                   -               -
                                           --------        --------

OPERATING EXPENSES                           12,000           3,360

GENERAL AND ADMINISTRATIVE EXPENSES           9,567           6,060
                                           --------        --------
                                             21,567           9,420
                                           --------        --------
PROFIT (LOSS) FROM OPERATIONS               (21,567)         (9,420)
                                           --------        --------
OTHER INCOME (EXPENSE)
 Interest expense                           (57,068)        (33,160)
                                           --------        --------

NET (LOSS)                                 $(78,635)       $(42,580)
                                           ========        ========























The accompanying notes are an integral part of these financial statements.





                                     F 30

STATEMENT OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996 - HISTORICAL BASIS

                                    Number       Capital    Accumulated
                                    Units     Contributions    Deficit
                                    ------    ------------- -----------
BALANCE,December 31, 1995             204       2,511,040   (2,847,360)

NET (LOSS)1996                         -            -       (   42,580)
                                      ---     -----------   -----------
BALANCE,December 31, 1996             204     $ 2,511,040  $(2,889,940)

NET (LOSS)1997                         -            -       (   78,635)
                                      ---     -----------   -----------
BALANCE, December 31, 1997            204     $ 2,511,040   (2,968,575)
                                      ===     ===========   ===========




































The accompanying notes are an integral part of these financial statements.






                                     F 31

SEAHAWK I, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996 - HISTORICAL BASIS

                                                1997             1996
                                             --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $(78,681)         $(42,580)
                                             --------          --------
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Decrease (increase)in accounts receivable    421              -
   (Decrease) increase in accounts
     payable - affiliates                     24,664           (11,905)
   (Decrease) increase in accrued expenses    56,491            33,735
   (Decrease) increase in accounts
     payable - other                          (4,087)             -
   (Increase) decrease in inventory - other    1,146            20,750
                                            --------          --------
     Total adjustments                        78,637            42,580
                                            --------          --------
  Net cash used by operating activities           44              -
                                            --------          --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                44              -
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                            268               268
                                            --------          --------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                             $    224          $    268
                                            --------          --------
SUPLEMENTAL DISCLOSURE INTEREST PAID        $    -            $    -
                                            ========          ========
  TAXES PAID                                $    -            $    -
                                            ========          ========

SIGNIFICANT NON-CASH TRANSACTIONS

In 1996 and 1997 there were no significant non-cash transactions.












The accompanying notes are an integral part of these financial statements.

                                     F 32

SEAHAWK I, LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS AND PLAN OF LIQUIDATION

Seahawk I, Ltd. (The "Partnership") was formed May 23, 1988 as a Florida limited partnership. The Partnership consists of several Limited Partners and a corporate General Partner, Seahawk Deep Ocean Technology, Inc. (the General Partner). The purpose of the Partnership was to engage in expeditions to locate, identify, and retrieve samples from shipwrecks in waters off the coast of Florida. When the Partnership located a colonial age sunken vessel, the purpose of the Partnership was expanded to include the salvage and recovery of artifacts.

On March 19, 1998, The General Partner and the Partnership agreed to sell all of their artifacts and related documentation to Treasure & Exhibits International, Inc.(TEI). The total consideration before a 10% commission paid for the introduction of TEI to the Partnership, was $822,056 in cash and 9,500,000 newly issued shares of TEI's common stock which were valued at the time of the agreement at $0.17 per share or $1,615,000. Immediately thereafter the Partnership repaid all its debt to the General Partner in cash and TEI stock using the $0.17 per share valuation, then using the TEI stock at the $0.17 valuation, repaid other loans to two of the limited partners. The Partnership then made a pro rata distribution to the limited partners of the remaining TEI stock based on the limited partners' total investment in Seahawk I, Ltd. On July 20, 1998, the General Partner sold its remaining 5,302,084 shares of TEI stock for $450,677, valuing the stock at $0.085 per share.

The Partnership's portion of the transaction with TEI can be summarized as follows:

                                                              Per
                         Cash        Shares      Shares      Share     Total
                           $            #          $           $         $
                        -------     ---------   ---------   ------ ---------

Artifacts sold for      541,982     6,263,350     532,385    0.085 1,074,367
 Less commission         50,601       665,119      56,535    0.085   107,136
                        -------     ---------   ---------   ------ ---------
Net Sale proceeds       491,380     5,598,231     475,850    0.085   967,231
Book value of
 artifacts sold                                                      625,275
Profit on sale of                                                  ---------
 Artifacts                                                           341,956
Use of Proceeds:                                                   ---------
 Repayment of accounts
  payable                491,380      954,257      81,112    0.085   572,493
 Repayment of Notes                 2,645,778     224,891    0.085   224,891
 Distributed to LPs                 1,998,196     169,847    0.085   169,847
                         -------    ---------   ---------   ------ ---------
Total proceeds used      491,380    5,598,231     954,997    0.085   967,231
                         =======    =========   =========   ====== =========


In accordance with the Partnership Agreements, the 1,998,196 shares of TEI stock were distributed to the Limited Partners in proportion to their original capital contributions, which totalled $1,311,040. Each Limited Partner

                                      F 33
received approximately 1.52 shares for each $1 of capital they introduced. The General Partner received no repayment of its original capital contribution of $1,200,000.

The Partnership agreement extended through December 31, 1998, but following the sale of all the Partnership's assets in March 1998, it was terminated as of September 30, 1998, at the election of the General Partner with the consent of a Majority - In - Interest of the Limited Partners.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

As provided in the Partnership Agreement, the Partnership's accounts were maintained on the cash basis of accounting for tax purposes, however, for historical financial statement purposes they were adjusted to the accrual basis in order to conform with generally accepted accounting principles.

As of December 31, 1997, it was the management's intention to sell the artifacts to TEI and liquidate the Partnership, and from that date the Partnership has measured its assets and liabilities at the amounts of cash and cash equivalents expected in liquidation and reports changes in estimates when they are known. The financial statements have been shown on the original historical basis up to and including December 31, 1997, and restated at that date on the new liquidation basis.

Use of Estimates

The Partnership uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Inventory - Artifacts

Inventory consists of artifacts and precious metals recovered from a colonial age sunken vessel discovered off the coast of Florida. Inventory in the historical balance sheet is stated at the lower of cost or market. Cost of individual artifacts is determined as the estimated net realizable value. In the Statement of Net Assets (Liabilities) in Liquidation, the artifacts are shown at the value of the net proceeds of their sale.

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

                                     F 34

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

Distribution of Cash and Property

All cash and property distributed to the Limited Partners shall be distributed among the Limited Partners in the proportion that the cumulative capital contribution of each partner bears to the cumulative capital contribution of all Limited Partners

Income Taxes

In accordance with Section 701 of the Internal Revenue Code, the Partnership is not a taxable entity, therefore the results of operations flow through to the partners for tax purposes. The tax returns and the amounts of Partnership income or loss distributed to the partners are subject to examination by Federal and State taxing authorities.

NOTE 3 - ADJUSTMENTS OF ESTIMATED VALUES

Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical basis to the amounts of cash expected from their realization and settlement. The initial adjustment increased net assets by $630,737 from $(457,580) to $173,157 as follows:


                                    F 35

                                        Historical    Estimated
                                           Basis     Liquidation
                                                        Value
                                        __________   ___________

  Cash                                  $      224   $       224
  Artifact inventory                       625,275       967,231
  Accounts payable - General Partner      (646,081)  $  (569,407)
  Accrued expenses - General Partner      (110,248)     ( 56,751)
  Accrued expenses - Limited Partner      ( 14,650)     (  7,510)
  Notes payable    - Limited Partners     ( 12,100)     (  6,203)
  Note payable     - General Partner      (300,000)     (154,427)
                                          ---------     ---------
                                         $(457,580)  $   173,157
                                          =========     =========

NOTE 4 - NOTES PAYABLE

Notes payable at December 31, 1997 consist of the following:

Notes payable to certain Limited Partners
with interest at the rate of 15% per annum
payable January 15th of each year. The principal
sum plus accrued interest was due October 10, 1992,
unsecured.                                                 $   12,100
Note payable to General Partner (see Note 5 below)            300,000
                                                            ----------
                                                           $  312,100
                                                            ==========

During 1998, the Loans were repaid with TEI stock valued at $0.17 per share.

NOTE 5 - NOTE PAYABLE GENERAL PARTNER AND OTHER INFORMATION

During 1993 the Partnership issued a note payable to an unrelated party in the sum of $250,000 with interest payable quarterly in arrears. The principal sum plus any accrued interest was to be payable on October 31, 1995. The loan was secured with 3,500 natural pearls from the Partnership's artifact collections and was guaranteed by the General Partner. The note fell into default as a result of non-payment of interest and on December 1, 1994 an agreement was reached between the note holder and the General Partner whereby the principal was satisfied by the issue of 900,000 shares of common stock and 200,000 shares of Series 1 preferred stock in the General Partner. The General Partner also agreed to pay the outstanding interest in cash. In return for this settlement of their debt to the unrelated party the Partnership issued to the General Partner a note for $300,000 payable on November 30, 1995 together with accrued interest at the rate of 10% per annum. The note is secured by 4,000 pearls owned by the Partnership valued in the General Partner's historical artifact inventory at $36,000. In March 1998, the note was repaid with shares in the stock of a corporation that purchased the Partnership's artifacts. (see
Note 8 Subsequent Events)

In June 1992, the General Partner received loans of $200,000 from unrelated parties and $50,000 from a related party. The notes were due December 31, 1992 with interest at 10% per annum payable at the time the note is paid off. All the gold artifacts owned by the Partnership, approximately 500 ounces, collateralized these notes. As additional consideration, the General Partner issued two year warrants to purchase an aggregate of 200,000 shares of common stock at 110% of the lowest closing bid price of the General Partner's common

                                       F 36
stock during the 180 calendar days prior to the exercise date with the maximum exercise price to be $3 per share. All these notes were converted to common stock of the General Partner in May 1993 except the $50,000 loan from a related party. The collateral for that loan was changed from the Partnership's gold to assets owned by the General Partner. In March 1995 the related party consolidated the loan and outstanding interest with other debt due by the General Partner and issued a new note for $105,500, which was repayable on March 31, 1997. The new note is secured with Partnership artifacts valued in the Partnership's historical artifact inventory at $21,370, and artifacts owned by the General Partner and listed in the General Partner's artifact inventory at $105,070.

In October 1994 the General Partner received a loan of $95,000 from an unrelated party. The note became due on October 20, 1995, with interest at 10% per annum payable at the time the note is paid off. The note is collateralized by gold artifacts owned by the Partnership valued in the Company's artifact inventory at $128,393. As additional consideration the General Partner issued two-year warrants to purchase 100,000 shares of common stock at $0.50 per share. In October 1995 the note was extended until October 1997, and the General Partner issued 100,000 new warrants to purchase shares of common stock at $.50 per share. In October 1997, the principal of the Note was increased to $120,000 to incorporate the accrued interest and the Note was extended for another 12 months to October 31, 1998.

In October 1997, the Company signed an agreement with Michael's International Treasure Jewelry, Inc., Key West Florida, to exhibit certain artifacts for a minimum period of 12 months, at a rental of $57,500 per quarter in advance. The artifacts included the entire inventory of the Partnership. The agreement also provided for Michael's to have an option to purchase the artifacts for $2,500,000 ($750,000 cash and $1,250,000 in common stock of Vanderbilt Square, Inc.) at any time during the term of the lease. Any revenue from the agreement is divided between the Partnership and the General Partner in the ratio of the respective book values of the assets involved.

In March 1995 the General Partner received a loan of $65,000 from a related party. The note becomes due on March 31, 1997, with interest at 12% per annum payable half-yearly. The note is collateralized by artifacts owned by the Partnership valued in the Partnership's historical artifact inventory at $70,147, together with artifacts owned by the General Partner and valued in the General Partner's artifact inventory at $9,738.

In March 1998, the Partnership sold all its artifacts to Treasure and Exhibits International, Inc. (see Note 8 Subsequent Events) and all notes secured by the artifacts were repaid.

NOTE 6 - RELATED PARTY TRANSACTIONS

The General Partner performed conservation and administrative services for the Partnership. The total amount of these expenses for the years ended December 31, 1997 and 1996 was $8,825 and $8,825 respectively. The Partnership has borrowed funds from its affiliates and its affiliates have paid certain expenses on behalf of the Partnership. The Partnership accrues interest on advances from affiliates at the rate of 12% per annum based on the average monthly balance. The Partnership has a note payable to the General Partner for $300,000. (See Note 4).


                                     F 37

NOTE 7 - CONTINGENCIES

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

NOTE 8 - LIQUIDATION BASIS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The historical financial statements contemplate continuation of the Partnership as a going concern. However the General Partner, acting in its capacity as general partner for the Partnership, sold the artifacts owned by Seahawk I, Ltd., in March 1998 (see
Note 9 Subsequent Events). The sale yielded enough for the General Partners to recover most of its accounts and notes receivable. The financial statements at December 31, 1997 have been prepared on a liquidation basis using the known proceeds of the sale to revalue the artifacts and the liabilities settled with the proceeds.

NOTE 9 - SUBSEQUENT EVENTS

Lease and Sale of Artifacts

In October 1997, the Partnership signed an agreement with Michael's International Treasure Jewelry, Inc., Key West Florida, to exhibit certain artifacts for a minimum period of 12 months, at a rental of $57,500 per quarter in advance. The artifacts comprised the Partnership's and the General Partner's entire inventory. The agreement also provided for Michael's to have an option to purchase the artifacts for $2,500,000 ($750,000 cash and $1,750,000 in common stock of Vanderbilt Square, Inc., a publicly quoted affiliate of Michael's) at any time during the term of the lease. Any revenue from the agreement was to be divided between the Partnership and the General Partner in the ratio of the respective book values of the assets involved. On February 10, 1998, Vanderbilt changed its name to Treasure and Exhibits International, Inc.("TEI"). Prior to the agreement, the General Partner signed an agreement with Odyssey Marine Exploration, Inc. to pay Odyssey 10% of any proceeds from the lease or subsequent sale pursuant to the introduction by Odyssey of Michaels and Vanderbilt to the Company.

On March 19, 1998, TEI entered an agreement with the General Partner and the Partnership To purchase all of the artifacts and their related documentation. The consideration was $822,056 in cash and 9,500,000 newly issued shares of TEI's common stock which were valued at the time of the agreement at $0.17 per share or $1,615,000. Immediately thereafter the Partnership repaid all its debt to the General Partner in cash and TEI stock, repaid other loans to two of the limited partners and made a pro rata distribution to the limited

                                      F 38
partners of the remaining TEI stock based on the limited partners' total investment in Seahawk I, Ltd.

The Partnership's portion of the transaction with TEI is summarized in Note 1

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


                                        F 39

Report of Independent Certified Public Accountants

To the Partners of
Seahawk II, Ltd.
Tampa, Florida

We have audited the accompanying balance sheet of Seahawk II, Ltd. (a Florida limited partnership) as of December 31, 1997 and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seahawk II, Ltd. (a Florida limited partnership) as of December 31, 1997 and the results of its operations, changes in partners' capital and its cash flows for the years ended December 31, 1997 and 1996 and the cumulative amounts since its inception, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss of $11,000 for 1997 and has a partners' deficit of $30,823. In addition, the Partnership has no cash flow from its operating activities. These factors, in addition to other factors as discussed in Note 5, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Partnership cannot continue in operation.

                                   /s/ Giunta, Ferlita & Walsh, P.A.
                                   Giunta, Ferlita & Walsh, P.A.
                                   Tampa, Florida
                                   May 11, 1999


                                   F 40

SEAHAWK II, LTD.
BALANCE SHEET
DECEMBER 31, 1997

ASSETS

CURRENT ASSETS

 Cash                                                       $       52
                                                            ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Accounts Payable
  Affiliate                                                 $   30,875
                                                             ---------
                                                                30,875
                                                             ---------
PARTNERS'CAPITAL (DEFICIT)
 Capital contributions                                       1,371,250
 Accumulated Deficit                                        (1,402,073)
                                                             ---------
                                                            (   31,823)
                                                             ---------

                                                            $       52
                                                             =========

























The accompanying notes are an integral part of these financial statements.

                                      F 41

SEAHAWK II, LTD
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996


                                                   1997              1996
                                                --------          --------

REVENUES                                        $   -             $   -
                                                --------          --------

OPERATING EXPENSES
  Conservation costs                                -                 -
                                                --------          --------
                                                    -                 -
                                                --------          --------
GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting fees                                                    3,360
  Administrative fees                             11,000              -

                                                --------          --------
                                                  11,000             3,360
                                                --------          --------
 Total expenses                                   11,000             3,360
                                                --------          --------
(LOSS) FROM OPERATIONS                           (11,000)          (3,360)
                                                --------          --------
NET (LOSS)                                      $(11,000)        $ (3,360)
                                                ========          ========


























The accompanying notes are an integral part of these financial statements


                                     F 42

SEAHAWK II, LTD.
PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996


                                                  Subscrip-
                        Number      Capital       tions
                          Of        Contri-       Receive-      Accumulated
                        Units       butions       able            Deficit
                        ------      -------       ---------     -----------
BALANCE,
 December 31, 1995        50      $1,371,250     $     -        $(1,388,343)

NET (LOSS) 1996                                        -         (    2,730)
                          --      ----------     -------        -----------
BALANCE,
 December 31, 1996        50      $1,371,250     $     -        $(1,391,073)

NET (LOSS) 1997                                        -        (    11,000)
                          --      ----------     -------        -----------
BALANCE,
 December 31, 1997        50      $1,371,250     $     -        $(1,402,073)
                          --      ----------     -------        -----------
































The accompanying notes are an integral part of these financial statements.

                                     F 43

SEAHAWK II, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996



                                                      1997        1996
                                                    ---------   ---------


CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                         $(11,000)     $(3,630)
Adjustments to reconcile net loss to
 net cash used by operating activities:
  Increase in accounts payable affiliates            11,000        2,730
  Increase in accrued expenses                                       900
                                                    -------      -------
        Total adjustments                            11,000        3,630
                                                    -------      -------
  Net cash (used)by operating activities               -            -
                                                    -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       -            -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    52           52
                                                    -------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $    52      $    52
                                                    =======      =======






















The accompanying notes are an integral part of these financial statements.


                                     F 44

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


                                       F 45

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has entered into a license agreement with Seahawk Oceanographic Services, Inc. (SOS), a corporation of which its two shareholders were also two major shareholders of the Partnership's General Partner. Under the terms of the agreement, the Partnership acquired all rights, title and interest in , and to certain research, data and other information relating to potential ancient and modern shipwreck sites in the waters off the east coast of Florida. In accordance with the agreement, the Partnership made an initial payment of $50,000. The agreement further specifies that upon confirmation and certification from an independent source that the Partnership has discovered the site of a colonial shipwreck in the research area specified by the agreement, the Partnership will pay SOS a fee of $150,000. One colonial shipwreck has been found and certified, and the Partnership has paid the corresponding fee. Additionally, if the Partnership discovers any additional colonial shipwrecks in the research area, which are also independently verified, the Partnership will pay SOS an additional fee of $200,000 for each additional colonial shipwreck.

The Partnership leased a research vessel and on-board electronic research, survey and salvage equipment from its General Partner to perform search, identification and salvage equipment activities at a rate which the General Partner established as reasonable from time to time. The leasing arrangement was terminated at the completion of the project. In addition, the Partnership pays an administrative fee and a fee for personnel services to its General Partner. The total amount incurred by the Partnership during 1997 and 1996 was $10,000 and $2,830, respectively, and cumulative charges since inception total $906,332.

NOTE 4 - CONTINGENCIES

Consulting Agreement

The Partnership is contingently liable under a consulting agreement to an unrelated company, for an amount equal to ten (10) percent of the total value of all artifacts and other valuable items recovered, if any, from the sites identified in an agreed research area, after subtraction of any shares taken by any government in whose waters the recovered materials are raised, in exchange for which the Partnership will secure the services of that company's

                                     F 46
principal employee in connection with the historical and archeological aspects of the Partnership operations. No valuable artifacts or other valuable items have been recovered as of December 31, 1997.

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss for 1997 and has an accumulated deficit. In addition, the Partnership has no cash flow from its operating activities. These factors raise substantial doubt about its ability to continue as a going concern.

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



                                      F 47

Report of Independent Certified Public Accounts


To the Partners of
Eagle Partners, Ltd.
Tampa, Florida


We have audited the accompanying balance sheet of Eagle Partners, Ltd. (a Florida limited partnership) as of December 31, 1997 and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Partners, Ltd. (a Florida limited partnership) as of December 31, 1997, and the results of its operations, changes in partners' capital and its cash flows for the years ended December 31, 1997 and 1996 and in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss of $23,224 for 1997 and has a partners' deficit of $1,297,615. In addition, the Partnership has negative cash flows from its operating activities and has no cash at December 31, 1997. These factors, in addition to other factors as discussed in Note 5, raise substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Partnership cannot continue in operation.


                              /s/ Giunta, Ferlita & Walsh, P.A.
                              Giunta, Ferlita & Walsh, P.A.
                              Tampa, Florida
                              May 11, 1999

                                       F 48

EAGLE PARTNERS, LTD.
BALANCE SHEET
DECEMBER 31, 1997

ASSETS
                                                        December 31,
                                                           1997
                                                        -----------

TOTAL ASSETS                                            $      -

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Loan payable     - affiliate                          $     50,000
  Accounts payable - affiliate                             1,064,969
  Accrued expenses  - affiliate                                9,932
  Losses in excess of Investment in joint venture             26,138
                                                         -----------
                                                           1,151,039
                                                         -----------
PARTNERS' CAPITAL (DEFICIT)
  Capital contributions                                      150,100
  Deficit accumulated since inception                     (1,301,139)
                                                         -----------
                                                          (1,151,039)
                                                         -----------
                                                         $(     -   )
                                                         ===========

STATEMENT OF OPERATIONS

                                           Year Ended     Year Ended
                                           December 31    December 31
                                              1997            1996
                                           -----------    -----------

REVENUE                                     $    -        $     -
                                            ---------     ----------

GENERAL AND ADMINISTRATIVE EXPENSES            21,817         8,178
                                            ---------     ----------

LOSS FROM OPERATIONS                         ( 21,817)       (8,178)
                                            ---------     ----------

OTHER EXPENSE
 Interest expense                            (  4,932)      ( 5,000)
 Loss on investment in Joint Venture                        ( 3,104)
                                            ---------     ----------
                                             (  4,932)      ( 8,104)
                                            ---------     ----------
NET LOSS                                    $( 26,749)    $( 16,282)
                                            ---------     ----------

The accompanying notes are an integral part these financial statements.

                                    F 49

EAGLE PARTNERS, LTD.
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                  Number        Capital
                                  of            Contri-        Accumulated
                                  Units         butions         Deficit
                                  -----         -------        -----------
BALANCE, December 31, 1995           3          150,100         (1,258,108)

NET (LOSS) 1996                                                 (   16,282)
                                    --         --------        -----------
BALANCE, December 31, 1996           3         $150,100        $(1,274,390)

NET (LOSS) 1997                                                 (   26,749)
                                    --         --------        -----------
BALANCE, December 31, 1997           3         $150,100        $(1,301,139)
                                    ==         ========        ===========





































The accompanying notes are an integral part these financial statements.

                                  F 50

EAGLE PARTNERS, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996



                                                      1997        1996
                                                  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                        $( 26,749)  $( 16,282)
                                                  ---------   ---------
Adjustments to reconcile net loss to
 net cash used by operating activities:
  Loss on investment in Joint Venture                  -          3,104
  Increase in  accounts payable                      26,749      13,178
                                                  ---------   ---------
    Total adjustments                                26,749      16,282
                                                  ---------   ---------
Net cash (used)by operating activities                 -           -

CASH FLOWS FROM INVESTING ACTIVITIES                   -           -
                                                  =========   =========

CHANGE IN CASH AND CASH EQUIVALENTS                    -           -
                                                  =========   =========
CASH AND CASH EQUIVALENTS AT:
 BEGINNING OF PERIOD                                   -           -
                                                  =========   =========
 END OF PERIOD                                    $    -      $    -
                                                  =========   =========

























The accompanying notes are an integral part of these financial statements.


                                      F 51

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

The original Partnership agreement extended through December 31, 1995, and was extended to December 31, 1999, by a unanimous vote of the partners, but it may be terminated earlier at any time at the election of the General Partner with the consent of a Majority-In-Interest of the Limited Partners.

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


                                       F 52

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership leases a research vessel and on-board electronic research, survey and salvage equipment from its General Partner to perform search, identification and salvage activities at a rate which the General Partner establishes as reasonable from time to time. Unless sooner terminated, the leasing arrangement will extend through completion of the project. The total amount incurred by the Partnership in 1997, 1996 and cumulative since inception are $none, $none and $1,117,680 respectively, of which $1,028,570 is in accounts payable at December 31, 1997.

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

The joint venture agreement required the partnership to dedicate the vessel R.V. Seahawk (or a similar vessel with similar equipment) to work on this project at least 120 days during 1992, and each year thereafter, beginning not

                                      F 53
later than May 30 of each year. The joint venture agreement was amended in June 1994. The amended agreement required the partnership to work on the project for at least 60 days during 1994. The partnership did not meet this schedule and was in default on this agreement. In such an event, the agreement provided that all rights to conduct search and/or salvage efforts relative to this wreck would revert to the researcher. The General Partner negotiated an extension to the joint venture agreement under which the researcher's share of any successful recovery was reduced to ten per cent (10%) and the requirement for the partnership to work on the project for a minimum period each year was removed. In return the General Partner agreed to issue the researcher 60,000 shares of its Common Stock.

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss for 1997 and has a Partners'

                                      F 54

Deficit. In addition, the Partnership has negative cash flows from its operating activities and had no cash at December 31, 1997. These factors raise substantial doubt about its ability to continue as a going concern.

In view of these matters, substantial doubt exists as to the continuance of future Partnership operations. The Partnership is out of money and the partners are seeking to raise additional funds possibly through the sale of additional partnership units or through joint venture arrangements.

The audited financial statements of the General Partner indicate that substantial doubt exists as to the continuance of its future operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Partnership cannot continue in operation.


                                      F 55

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SEAHAWK DEEP OCEAN TECHNOLOGY, INC.



Dated: June 10, 1999               By:/s/ John T. Lawrence
                                      John T. Lawrence, Chief Executive
                                      Officer



Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Capacity                          Date
---------                       --------                          ----



/s/ John T. Lawrence            Chief Executive Officer,     June 10, 1999
John T. Lawrence                President, Chairman of the
                                Board, Principal Financial
                                and Accounting Officer and
                                a Director


/s/ John P. Balch               Secretary, Chief Operating   June 10, 1999
John P. Balch                   Officer, and Director




/s/ J. Robert Shaw              Director                     June 10, 1999
J. Robert Shaw