Form 10QSB
period 1998-03-31
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 1999-06-22
CIK 833020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 1998


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

                                    INDEX

Part I: Financial Information...............................  Page No.

Item 1. Financial Information:

           Consolidated Balance Sheets - March 31, 1998 and
           December 31, 1997................................    3 - 4

           Consolidated Statements of  Operations - Three
           Months Ended March 31, 1998 and 1997.............    5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1998
           and 1997.........................................    6 - 7

           Notes to Consolidated Financial Statements.......    8 - 12

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations....    12 - 16

Part II:   Other Information................................    17

           Item 1.   Legal Proceedings......................    17

           Item 2.   Change in Securities...................    17

           Item 3.   Defaults Upon Senior Securities........    17

           Item 4.   Submission of Matters to a Vote
                     of Security Holders....................    17

           Item 5.   Other Information......................    17

           Item 6.   Exhibits and Reports on Form 8-K.......    17

Signatures... ..............................................    18

               SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

ASSETS                                     (Unaudited)
                                             March 31      December 31
                                               1998            1997
                                          ------------    ------------

CURRENT ASSETS
      Cash and cash equivalents           $    34,320     $       582
      Marketable securities                   603,696            -
      Accounts receivable Other               217,884           2,962
      Prepaid expenses                         19,883           5,298
                                          ------------    ------------
            Total current assets              875,783           8,842
                                          ------------    ------------
PROPERTY AND EQUIPMENT
      Net of accumulated depreciation
      of $778,746 and $844,518                625,171         672,716
                                          ------------    ------------

OTHER ASSETS
      Artifacts                                  -            303,073
      Accounts and Notes Receivable
      affiliates less losses in excess
      of investment in affiliates
      of $1,181,859 and $1,924,160               -            291,256
      Deposits                                 14,525          14,775
      Purchased shipwreck research,
      net of $25,000 amortization                -               -
                                          ------------    ------------
            Total other assets                 14,525         609,104
                                          ------------    ------------
TOTAL ASSETS                              $ 1,515,479     $ 1,290,661
                                          ============    ============

              SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)
                                             March 31      December 31
                                               1998           1997
                                          ------------    ------------

CURRENT LIABILITIES
      Overdraft                           $      -        $     1,452
      Accounts payable                        395,172         404,506
      Accrued expenses
         Salaries                             572,772         466,919
         Interest due related parties          28,027          15,472
         Interest due to others                62,125         150,842
         Other                                124,476          75,953
      Due to related parties                  335,200         334,200
      Notes payable - others                  357,354         607,258
                                          ------------    ------------
            Total current liabilities       1,875,126       2,056,602
                                          ------------    ------------
STOCKHOLDERS' EQUITY

      Preferred stock - no par value
      60,000,000 shares authorized;
      750,000 and 200,000 shares issued
       and outstanding                        105,000          50,000
      Common stock - no par value;
      30,000,000 shares authorized;
      27,693,991 and 27,693,991 shares
      issued and outstanding               13,509,627      13,509,627
      Paid in capital-stock options             5,191           5,191
      Accumulated (deficit)               (13,979,465)    (14,330,759)
                                          ------------    ------------
            Total Stockholders' equity       (359,647)       (765,941)
                                          ------------    ------------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $ 1,515,479     $ 1,290,661
                                          ============    ============

                 SEAHAWK DEEP OCEAN TECHNOLOGY, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended March 31st
                                              1998            1997
                                          ------------    ------------

REVENUES
      Income from Affiliates              $    10,000    $     10,000
      Income from Others                       58,250           5,698
      Gain on sale of artifacts               439,356
                                          ------------    ------------
            Total Revenues                    507,606          15,698

OPERATING EXPENSES
      Vessel Operations                       162,975          11,150
      South American Project                    1,923            -
      Conservation                               -             12,546
      Depreciation                             35,783          34,619
      Rent                                     17,588          25,025
                                          ------------    ------------
            Total Operating Expenses          218,269          83,340

GENERAL AND ADMINISTRATIVE EXPENSES           143,696          87,975
                                          ------------    ------------
            Total Expenses                    361,965         171,315
                                          ------------    ------------
PROFIT(LOSS) FROM OPERATIONS                  145,641        (155,617)
                                          ------------    ------------
OTHER INCOME (EXPENSE)
      Interest income - affiliate              14,841          14,548
      Interest income - others                   -               -
      Interest expense                        (67,287)        (28,135)
      Other income                               -              1,605
      Provision for Loss on sale of
       marketable securities                 (476,425)           -
      (Loss) Gain on disposal of equipment    (12,751)            400
      Gain (Loss) on investment in less
       than 50% owned entities                747,275         (10,369)
                                          ------------    ------------
            Total other income (expense)      205,653         (21,951)
                                          ------------    ------------
NET PROFIT(LOSS)                          $   351,294     $  (177,568)
                                          ============    ============

NET PROFIT(LOSS) PER SHARE                $      0.01     $     (0.01)
                                          ------------    ------------
Weighted average number of common
shares and common shares equivalents
outstanding.                               27,693,991      26,273,699
                                          ------------    ------------

              SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                          STATEMENT OF CASH FLOWS

                                             Source (use) of Cash
                                         Three Months Ended March 31st
                                              1998            1997
                                          ------------    ------------

Cash Flows from Operating Activities
Net Profit( Loss)                         $   351,294      $  (177,568)
Adjustments to reconcile net loss to net
cash used by operating activities :
   Depreciation                                35,783           34,618
   (Decrease) in provision for bad debts      (16,539)            -
   (Gain)Loss on disposal of equipment         12,750             (400)
   (Gain)Loss on Investment in less than
         50% owned entities                  (742,301)          10,369
   Services Acquired through issuance
         of stock                              55,000           35,000
   Decrease(increase) in:
         trade accounts receivable               -                -
         trade accounts receivable-affiliates    -             (10,048)
         other receivables                   (214,922)           3,277
         other receivables-affiliates         626,240             -
         inventory                            303,073              770
         prepaid expense                      (14,586)          11,021
         deposits                                 250             -
   (Decrease) increase in:
         accounts payable                      (9,334)             235
         accrued expenses                     154,378           36,643
                                          ------------     ------------
       Total Adjustments                      189,791          121,485
                                          ------------     ------------
Net Cash generated (used)
 by operating activities                  $   541,086      $   (56,084)
                                          ------------     ------------
Cash Flows from Investing Activities
   Purchase of equipment                  $      (990)     $    (4,500)
   Increase in other investments             (603,696)            -
   Proceeds from disposal of equipment           -                 400
   Proceeds from the sale of marketable
       securities                                -                -
   Payments received on notes receivable      423,856             -
   Decrease in investment in affiliate           -                -
                                          ------------     ------------
Net Cash provided (used) by investing
  activities                              $  (180,830)     $    (4,100)
                                          ------------     ------------

              SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                          STATEMENT OF CASH FLOWS
                                 (Continued)

                                               Source (use) of Cash
                                         Three Months Ended March 31st
                                                 1998          1997
                                          ------------    ------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock         -               -
   Proceeds from issuance of warrants             -               -
   Advances from related parties                 1,000          57,078
   Issuance of notes payable - other            98,961            -
   Issuance of notes payable - related            -               -
   Repayment of notes                             _             (1,000)
   Repayment of notes - related               (425,026)           -
                                            ------------    ------------
Net Cash provided (used) by
financing activities                          (325,065)          56,078
                                           ------------     ------------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENT                             35,191           (4,106)

CASH AND CASH EQUIVALENT
BEGINNING OF QUARTER                              (871)             536
                                           ------------     ------------
CASH AND CASH EQUIVALENT
END OF QUARTER                             $    34,320      $    (3,750)
                                           ============     ============
SUPPLEMENTAL DISCLOSURES:
  Interest paid                            $   115,144      $     3,932
                                           ============     ============
  Taxes paid                               $      -                -
                                           ============     ============

Summary of significant non cash transactions

During February 1997, The Company issued 260,000 shares of its common stock to two individuals as compensation for consultancy work performed on the Company's behalf in South America and the Company issued 20,000 shares of its common stock to five individuals as compensation for acting as advisors to the Company's Board of Directors.

In February 1998, the Company issued 550,000 shares of its Series 3 Preferred Stock to a non-affiliated company as payment for subcontracted services valued at $55,000.

               SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                         NOTES ON FINANCIAL STATEMENTS
                           MARCH 31 1998 (Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Seahawk Deep Ocean Technology, Inc. and subsidiaries (Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31,1997.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of March 31, 1998, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2  GOING CONCERN CONSIDERATION

The Company earned a net profit of $351,294 for the first quarter of 1998 but has incurred substantial net losses for each of the past several years resulting in an accumulated deficit of $13,979,465 at March 31, 1998. At that date the Company had negative working capital as indicated by current liabilities exceeding current assets by $999,343. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3  AFFILIATES FINANCIAL INFORMATION

The Company is the General Partner and a less than 50% interest owner in Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd., all Florida limited partnerships. These partnerships are accounted for on the equity method. Summarized financial statement information is shown on page 9.

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                        BALANCE  SHEETS - AFFILIATES

                                              Three Months Ended
                                                 March 31, 1998
                                            Seahawk II,    Eagle Part-
                                              Ltd.          ners, Ltd.
                                            -----------    ------------
Current Assets
  Cash                                      $        52    $         0
                                             -----------   ------------
     Total Current Assets                            52              0
                                             -----------   ------------
Current Liabilities
  Accounts payable - general partner             34,275      1,063,945
  Notes payable general partner                       -         61,165
  Losses in excess of investment In affiliate                   26,138
                                             -----------   ------------
     Total Current Liabilities                   34,275      1,151,248
                                             -----------   ------------
Partners' Capital
  Capital contributed                         1,371,251        150,100
  Accumulated loss                           (1,405,474)    (1,301,348)
                                             -----------   ------------
    Net Capital                                 (34,223)    (1,151,248)
                                             -----------   ------------
     Total Liabilitiesand Capital                    52              0
                                             -----------   ------------
STATEMENTS OF OPERATION - AFFILIATES

Revenues                                     $        0    $         0
Expenses
   Administrative expenses                        2,500          2,500
                                            ------------   ------------
     Total Expenses                               2,500          2,500
                                            ------------   ------------
Other Income (Expenses)                               0         (1,233)
                                            ------------   ------------
     Net (Loss)                             $    (2,500)   $    (3,733)
                                            ------------   ------------

As of March 31, 1998 Seahawk I, Ltd. is accounted for on a Liquidation basis. At that date all Seahawk I, Ltd,'s liabilities had been extinguished and the Partnership had a sole remaining asset of 1,997,646 shares of common stock in Treasure & Exhibits International, Inc., valued at $173,157. These shares were distributed to the Limited Partners in September 1998 and the Partnership was closed on September 30, 1998.

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

NOTE 5 STOCK TRANSACTIONS WITH RELATED PARTIES

During February 1997, the Company issued 100,000 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the month ended June 30, 1996:

                                            Number        Unpaid
               Name                        of Shares    Remuneration
               ----                        ----------   ------------

           John Lawrence                     50,000        $6,125
           John Balch                        50,000        $6,125

In February 1999, the company issued 20,000 shares of its common stock to Robert Shaw as compensation for acting as sole officer and director of its subsidiary RV Seahawk, Inc.

In February 1999, the two executive directors each donated 50,000 of their unrestricted common stock in the Company to a lender as an incentive to lend the Company $154,000. In compensation the Company agreed to pay each executive director $3,500 in cash and issued each of the directors 100,000 shares of its common stock.

NOTE 6 STOCK TRANSACTIONS WITH OTHERS

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

During October 1997, the Company issued 589,333 shares of its common stock to six individuals in payment of $96,080 of loans previously made to the Company and the Company issued 185,185 shares of its common stock to one individual in return for a cash investment of $25,000. In the same month the Company issued $25,000 shares of its common stock to an individual as an inducement to extend an overdue note of $100,000 for a further year.

In December 1997, the Company issued 90,000 shares of its common stock to a firm of accountants in payment of an account payable of $13,500.

In February 1998, the Company issued 550,000 shares of its Series 3 Preferred Stock to a non-affiliated company as payment for services valued at $55,000.

During August 1998, the Company issued 200,000 shares of its common stock in response to a request from the holders of the Company's series 1 preferred stock to convert all 200,000 of their series 1 preferred stock into common stock. In the same month the Company issued 288,000 shares of its common stock to a corporation in payment of a note for $36,000.

In May 1999, the Company issued 100,000 shares of its common stock to an individual as an inducement to sign an employment contract.

NOTE 7 CONTINGENCIES

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

NOTE 8 SUBSEQUENT EVENTS

PAYMENT OF PESQAMAR ACCOUNT PAYABLE

In May 1998, the Company, under the Pesqamar joint venture agreement with Odyssey Marine exploration, Inc. (formerly Remarc International, Inc.) dated August 17,1995, had accrued a debt due to Odyssey for running expenses of Pesqamar in the sum of $153,018. In payment of that amount, the Company transferred to Odyssey 1 million restricted shares of common stock in Vanderbilt Square Corporation, and, in lieu of the agreement from Odyssey that all future Pesqamar expenses would be borne fully by Odyssey, the Company transferred 2.5% of its holding in Pesqamar to Odyssey.

ISSUE OF SERIES 4 PREFERRED STOCK

In November 1998, the Company designated 4,000 shares of its preferred stock as series 4 preferred stock and issued 2,700 of the shares to nine individuals, including Carl Anderson and the two executive directors, for a total cash investment of $67,500.

ISSUE OF SERIES 2 PREFERRED STOCK

In March, 1999 the Company entered an agreement with Drexel Aqua Technologies, Inc., a Delaware corporation, under which Drexel is to purchase 36,000,000 shares of the Company's Series 2 Preferred Stock for $500,000. The consideration is to be paid at the rate of $50,000 or more each month and the stock is to be issued on a pro-rata basis. On payment of the first $50,000 Drexel were entitled to appoint two directors to the board of the Company and on payment of the second $50,000 Drexel were entitled to appoint a third director. On full payment of the consideration Drexel are entitled to appoint a total of four directors. The proceeds of the sale are to be used specifically for current payroll, taxes, rent, administrative expenditures, legal fees and the costs of shareholder meetings. At the same time the Company and Drexel signed an agreement subject to due diligence, for the Company to acquire the entire share capital of Drexel's wholly owned subsidiary, Sindia Expedition, Inc.("SEI") for shares of Common Stock in the Company. The number of shares to be issued for the acquisition of SEI will depend on the valuation of that corporation. SEI is the sole owner of all the rights to a shipwreck in Ocean City, New Jersey known as the Sindia.

EXTENSION OF LOAN FOLLOWING REQUEST FOR CONVERSION

During 1997 Carl Anderson, a principal shareholder of the Company, advanced the Company $278,200. In September 1997 Mr. Anderson applied to the Company to exercise his AH1 warrants and requested that the advances be converted into 2,140,000 shares of the Company's common stock. The Company had insufficient unissued authorized stock and were unable to comply with the request.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgement in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in "Risk Factors," and "Business" in the Company's annual report on Form 10KSB for the year ended December 31, 1997.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

The net profit for the first quarter of 1998 was $351,294 compared to a loss of $177,568 in the corresponding quarter of 1997.

Total revenues in the 1998 quarter were $507,606, an increase of $491,908 over the 1997 quarter due to a $439,356 gain on sale of artifacts and revenues of $58,356 from the supply of survey services. In the three months to March 31, 1997 the Company received no revenue from either of these sources. As a result of the higher activity, total expenditure in the first quarter, at $361,965, was more than twice the $171,315 expended in the first three months of 1997 and an operating profit of $145,641 was earned in the 1998 period compared to a loss of $155,617 in the 1997 period.

The vessel RV Seahawk was fully operational and working in the Caribbean in the first quarter of 1998 whereas she was laid up without work for the equivalent period of 1997. Consequently the cost of vessel operations, including $133,616 for subcontracted crew and equipment costs in the three months ended March 31, 1998 were $151,825 higher at $162,975 than the $11,150 incurred during the 1997 quarter. As well as the subcontracted crew and equipment costs, the 1988 vessel operations absorbed $6,952 in consumables, $55,592 for repairs and renewals and $3,149 for fuel while there were no such costs in the quarter to March 31, 1997.

There was no expenditure on conservation of artifacts in 1998 since all the effort of the archaeology department was expended on administrative matters. In the first quarter of 1997 conservation costs were $12,546.

Depreciation charges for the quarter ended March 31, 1998 at $35,783 were of the same order as the $34,619 charged for the 1997 quarter because largely the same equipment was being depreciated.

Rent for the Company's premises cost $17,588 in the 1998 quarter, $7,437 less than the rent costs in the 1997 quarter because the latter included late payment penalties.

General and administrative costs totalled $143,695 in the first quarter of 1998. In the equivalent quarter of 1997 they totalled $87,975. The $55,720 increase was a result of a general increase in activity and a new availability of funds to complete certain projects that could not be addressed in 1997. Thus all categories of administrative expenditure were up in the 1998 quarter and certain expenditure, such as Audit fees of $18,000 and payroll of $20,206, were incurred in 1998 but were absent in the 1997 quarter.

In the first quarter of 1998, interest expense was $67,287 compared to $28,135 in the first quarter of 1997. $26,477 of the $39,152 increase was a one time charge for interest on past due salaries. The balance of the increase was due largely to the effect of default interest on overdue notes. Assets with a net book value of $12,751 were retired during the three months ended March 31, 1998, causing a loss on disposal of assets of that amount.

During the first quarter of 1998 the Company's affiliate paid off its note and and account payable to the Company releasing a provision for non payment of $742,301 which accounted for most of the $747,275 gain on investment in affiliates for that quarter. In the equivalent quarter of 1997, the loss on investment in the affiliates was $10,369.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1998, the Company's working capital deficit decreased by $1,048,417 to a negative $(999,343). At December 31, 1997 the Company had a working capital deficit of $(2,047,760).

The deficit decreased because of a net operating profit before depreciation during the period of $387,077, the sale the Company's artifacts and the recovery of the account receivable from Seahawk I, Ltd.

Despite these profitable liquidations, the Company continues to have very restricted liquidity. This situation results principally through the lack of revenue from operations. The Company has sought to produce operational revenue through the following:

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

During 1997 the Company generated over $114,000 selling its services to shipwreck related customers. In the first quarter of 1998' $58,250 was generated by that means.

On March 19, 1998, Treasure & Exhibits International, Inc. entered an agreement with the Company and Seahawk I, Ltd. to purchase all of Seahawk I, Ltd.'s artifacts, their related documentation and all of the Company's artifacts. The consideration was $822,056 in cash and 9,500,000 newly issued shares of TEI's common stock, which were valued at the time of the agreement at $0.17 per share or $1,615,000. Immediately thereafter, Seahawk I, Ltd. repaid all its debt to the Company in cash and TEI stock, repaid other loans to two of the limited partners and made a pro rata distribution to the limited partners of the remaining TEI stock based on the limited partners' total investment in Seahawk I, Ltd.

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

Apart from seeking to raise revenue from assets the Company has also sought to raise cash from issues of stock and conserve cash by the conversion of debt into equity.

During 1997 the Company issued 270,185 shares of its common stock for $36,000 in cash and 333,333 shares in payment of an overdue Note for $50,000. In the same year the Company received $319,000 in loans from various individuals $46,000 of which was later converted into 256,000 shares of common stock. In February 1998, the Company issued 550,000 shares of Series 3 preferred stock in payment of a $55,000 debt to a supplier. In October 1998, the Company issued 2,460 shares of its Series 4 preferred stock to 9 investors for a total of $61,500.

In March, 1999 the Company entered an agreement with Drexel Aqua Technologies, Inc., a Delaware corporation, under which Drexel is to purchase 36,000,000 shares of the Company's Series 2 Preferred Stock for $500,000. The consideration is to be paid at the rate of $50,000 or more each month and the stock is to be issued on a pro-rata basis. On payment of the first $50,000 Drexel were entitled to appoint two directors to the board of the Company and on payment of the second $50,000 Drexel were entitled to appoint a third director. On full payment of the consideration Drexel are entitled to appoint a total of four directors.

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

The receipts from the Drexel private placement will enable the Company to pay its day to day expenses while the installments are received. In order for the Company to remain in business beyond that it is necessary for the Company to pursue charter and contract work, generate new sources of revenue or raise additional financing. The Company's current and future efforts to obtain additional financing will concentrate on offering additional equity to investors until such time as the Company's operational cash flow is self-supporting.

YEAR 2000 COMPLIANCE

The Company has reviewed the effect that the year 2000 will have on its essential computer systems, especially those related to its ongoing operations and its internal control systems, including the preparation of financial information.

The Company's computer systems are used primarily for basic accounting, word processing, spreadsheet applications and access to the inter-net and world-wide web.

The Company employs four PC computers with year 2000 compliant hardware. The Company does not depend on any specialized computer hardware that may become non-functional due to year 2000 problems.

The Company utilizes commonly used software packages, the vendors of which have all addressed the issue of year 2000 compliance, and the Company does not foresee any year 2000 related software problems that will not be averted by the cost free installation of simple updates.

The Company believes that there will be no significant adverse effect on its operations or accounting records related to the year 2000.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities.

During the three months ended March 31, 1998, the Company designated and issued 550,000 of its preferred stock as series 3 Preferred Stock. The Series 3 Preferred Stock was issued pursuant to the exemption provided by Rule 506 to a corporate investor that had been supplied with information regarding the investment, and that the Company believes had knowledge and experience in financial and business matters such that the investor was capable of evaluating the merits and risks of the investment. The certificate representing the Series 3 Preferred Stock bear an appropriate legend restricting the transfer of such securities.

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

(REGISTRANT)                   SEAHAWK DEEP OCEAN TECHNOLOGY, INC.

By (SIGNATURE)                 /s/  John T. Lawrence
(NAME AND DTITLE)              John T. Lawrence, President
(DATE)                         April 2, 1998

                               EXHIBIT INDEX
EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------
  27.     Financial Data Schedule               Filed herewith electronically