Form 10QSB
period 1998-06-30
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 1999-07-15
CIK 833020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 1998


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

                            Yes X             No___


As of July 13, 1999, the Registrant had 28,477,614 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

SEAHAWK DEEP OCEAN TECHNOLOGY, Inc.
FORM 10-QSB

INDEX

Part I: Financial Information.................................Page No.

Item 1. Financial Information:

           Consolidated Balance Sheets - June 30, 1998 and
           December 31, 1997................................    3 - 4

           Consolidated Statements of  Operations - Three
           Months Ended June 30, 1998 and 1997, and Six Months
           Ended June 30, 1998 and 1997 ....................        5

           Consolidated Statement of Cash Flows
           for the Six Months Ended June 30, 1998
           and 1997.........................................    6 - 7

           Notes to Consolidated Financial Statements.......    8 - 12

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations....   13 - 17

Part II:   Other Information................................   18

              Item 1.  Legal Proceedings....................

              Item 2.   Change in Securities................

              Item 3.   Defaults Upon Senior Securities.....

              Item 4.   Submission of Matters to a Vote
              of Security Holders...........................

              Item 5.   Other Information...................

              Item 6.   Exhibits and Reports on Form 8-K....

Signatures... ..............................................    19

SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS                                     (Unaudited)
                                             March 31      December 31
                                               1998            1997
                                          ------------    ------------
CURRENT ASSETS
      Cash and cash equivalents           $     3,723    $        582
      Marketable securities                   450,678
      Accounts receivable Other               206,841           2,962
      Prepaid expenses                         29,076           5,298
                                          ------------    ------------
            Total current assets              690,318           8,842
                                          ------------    ------------
PROPERTY AND EQUIPMENT
      Net of accumulated depreciation
      of $813,159 and $844,518                594,107         672,716
                                          ------------    ------------

OTHER ASSETS
      Artifacts                                  -            303,073
      Accounts and Notes Receivable
      affiliates less losses in excess
      of investment in affiliates
      of $1,193,106 and $1,924,160               -            291,256
      Deposits                                 14,275          14,775
      Purchased shipwreck research,
      net of $25,000 amortization                -               -
                                          ------------    ------------
            Total other assets                 14,275         609,104
                                          ------------    ------------
TOTAL ASSETS                              $ 1,298,700     $ 1,290,661
                                          ============    ============

SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)
                                             June 30      December 31
                                               1998           1997
                                          ------------    ------------

CURRENT LIABILITIES
      Overdraft                           $      -        $     1,452
      Accounts payable                        304,540         404,506
      Accrued expenses
         Salaries                             645,111         466,919
         Interest due related parties          41,858          15,472
         Interest due to others                69,126         150,842
         Other                                 69,856          75,953
      Due to related parties                  409,700         334,200
      Notes payable - others                  363,604         607,258
                                          ------------    ------------
            Total current liabilities       1,902,795       2,056,602
                                          ------------    ------------
STOCKHOLDERS' EQUITY

      Preferred stock - no par value
      60,000,000 shares authorized;
      750,000 and 200,000 shares issued
       and outstanding                        105,000          50,000
      Common stock - no par value;
      30,000,000 shares authorized;
      27,693,991 and 27,693,991 shares
      issued and outstanding               13,509,627      13,509,627
      Paid in capital-stock options             5,191           5,191
      Accumulated (deficit)               (14,223,913)    (14,330,759)
                                          ------------    ------------
            Total Stockholders' equity       (604,095)       (765,941)
                                          ------------    ------------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $ 1,298,700     $ 1,290,661
                                          ============    ============

SEAHAWK DEEP OCEAN TECHNOLOGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                    Three Months        Six Months
                                   Ended June 30th     Ended June 30th
                                   1998       1997     1998       1997
                                 --------- --------- --------- ---------

REVENUES
  Income from Affiliates        $  5,000  $ 10,000  $ 15,000  $ 20,000
  Income from Others              50,000     9,094   108,250    14,792
  Gain from sale of artifacts          -         -   439,356         -
                                --------- --------- --------- ---------
    Total Revenues                55,000    19,094   562,606    34,792

OPERATING EXPENSES
  Vessel Operations               70,750    12,077   233,726    23,227
  South American Project          20,464         -    22,387         -
  Conservation                     3,000    11,500     3,000    24,046
  Depreciation                    34,414    34,550    70,197    69,169
  Rent                            17,588    20,768    35,175    45,793
                                --------- --------- --------- ---------
  Total Operating Expenses       146,216    78,895   364,485   162,235

GENERAL AND ADMINISTRATIVE
  EXPENSES                       109,781   138,452   253,476   226,427
                                --------- --------- --------- ---------
  Total Expenses                 255,997   217,347   617,961   388,662
                                --------- --------- --------- ---------
 (LOSS) FROM OPERATIONS         (200,996) (198,253)  (55,355) (353,870)
                                --------- --------- --------- ---------
OTHER INCOME (EXPENSE)
  Interest income affiliate        1,247    14,696    16,088    29,244
  Interest expense               (38,452)  (27,201) (105,739)  (55,336)
  Other income (loss)                  -         -         -     1,605
  Provision for loss on sale
    of marketable securities           -         -  (476,425)        -
  Loss on disposal of equipment        -         -   (12,751)      400
  Gain (Loss) on investment in
    Less than 50% owned entities ( 6,246)  (10,112)  741,029   (20,481)
                                --------- --------- --------- ---------

  Total other income (expense)   (43,452)  (22,617)  162,201   (44,568)
                                --------- --------- --------- ---------
NET (LOSS)                      (244,449) (220,880)  106,845  (398,438)
                                ========= ========= ========= =========
 (LOSS) PER SHARE               $(  0.01) $(  0.01) $  0.01   $(  0.02)
                                --------- --------- --------- ---------
Weighted average number of
common shares and common shares
equivalents outstanding.         27693991  26514336  27693991  26514336
                                 ========  ========  ========  ========

SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS

                                               Source (use) of Cash
                                           Six Months Ended June 30th
                                                  1998          1997
                                          ------------    ------------

Cash Flows from Operating Activities
Net Profit( Loss)                         $   106,847    $  (398,438)

Adjustments to reconcile net loss to net
cash used by operating activities :
   Depreciation                                70,196          69,168
   (Decrease in)Provision for bad debt         (5,317)          5,000

   (Gain)Loss on disposal of equipment         12,750            (400)

   Profit on sale of marketable securities          -               -
   (Gain)Loss on Investment in less than
         50% owned entities                  (741,029)         20,461
   Services Acquired through issuance
         of stock                              55,000          47,500

   Decrease(increase) in trade accounts
         receivable                                 -               -
   Decrease(increase) in :
         trade accounts receivable                  -         (19,225)

         other receivables                   (203,879)          3,401
         other receivables - affiliates       619,993               -
         inventory                            303,073           3,687
         prepaid expense                      (23,777)         15,385
         deposits                                 500            (189)
   (Decrease) increase in:
         accounts payable                     (99,966)         (9,633)
         accrued expenses                     172,096         151,736
                                          ------------    ------------
       Total Adjustments                      159,640         288,891
                                          ------------    ------------
Net Cash generated (used)
 by operating activities                  $   266,487    $   (111,547)
                                          ------------    ------------
Cash Flows from Investing Activities
   Purchase of equipment                  $    (4,340)   $     (4,500)
   Increase in other investments             (450,678)              -
   Proceeds from disposal of equipment              -             400
   Proceeds from the sale of marketable
       securities                                   -               -
   Payments received on notes receivable      423,857               -
                                          ------------    ------------
Net Cash provided (used) by investing
activities                                $   (31,161)   $     (4,100)
                                          ------------    ------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock           -               -

   Proceeds from issuance of warrants               -               -
   Advances from related parties               75,500         114,100
   Issuance of notes payable - other          124,145           2,000
   Issuance of notes payable - related              -               -
   Repayment of notes                        (430,377)              -
   Repayment of notes - related                     -               -

                                          ------------    ------------
Net Cash provided (used) by
financing activities                         (230,732)        116,100
                                          ------------    ------------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENT                             4,594             453

CASH AND CASH EQUIVALENT
BEGINNING OF QUARTER                             (871)            536

                                          ------------    ------------
CASH AND CASH EQUIVALENT
END OF QUARTER                            $     3,723     $       989
                                          ============    ============


Summary of significant non cash transactions

In February 1997, the Company issued 130,000 shares of its Common Stock to each of two directors of Pesqamar, the Company's Brazilian joint venture company, as payment for past services rendered to Pesquamar.

In February 1997, the Company issued 4,000 shares of its Common Stock to each of five persons who served in an advisory group to the Company's Board of Directors.

SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES CONSOLIDATED ON FINANCIAL STATEMENTS
JUNE 30 1998(Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Seahawk Deep Ocean Technology, Inc. and subsidiaries (Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1997.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of June 30, 1998, results of operations, and cash flows for the interim periods presented. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2  GOING CONCERN CONSIDERATION

The Company earned a net profit of $106,847 for the first half of 1998 but has incurred substantial net losses for each of the past several years resulting in an accumulated deficit of $14,223,913 at June 30, 1998. At that date the Company had negative working capital as indicated by current liabilities exceeding current assets by $1,212,477. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3  AFFILIATES FINANCIAL INFORMATION

The Company is the General Partner and a less than 50% interest owner in Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd., all Florida limited partnerships. These partnerships are accounted for on the equity method. Summarized financial statement information is shown on page 9.

SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
BALANCE  SHEETS - AFFILIATES

                                              Three Months Ended
                                                 June 30, 1998
                                            Seahawk II,    Eagle Part-
                                              Ltd.          ners, Ltd.
                                             ----------    ------------

Current Assets
  Cash                                      $        52    $         0
                                             -----------   ------------
     Total Current Assets                            52              0
                                             -----------   ------------
Current Liabilities
  Accounts payable - general partner             36,775      1,066,445
  Notes payable general partner                       -         62,411
  Losses in excess of investment In affiliate                   26,138
                                             -----------   ------------
     Total Current Liabilities                   36,775      1,154,994
                                             -----------   ------------
Partners' Capital
  Capital contributed                         1,371,251        150,100
  Accumulated loss                           (1,407,974)    (1,305,094)
                                             -----------   ------------
    Net Capital                                 (36,723)    (1,154,994)
                                             -----------   ------------
     Total Liabilitiesand Capital                    52              0
                                             -----------   ------------
STATEMENTS OF OPERATION - AFFILIATES

Revenues                                    $         0  $           0
Expenses
   Administrative expenses                        5,000          5,000
                                            ------------   ------------
     Total Expenses                               5,000          5,000
                                            ------------   ------------
Other Income (Expenses)                               0         (2,479)
                                            ------------   ------------
     Net (Loss)                             $    (5,000)   $    (7,479)
                                            ------------   ------------

As of June 30, 1998 Seahawk I, Ltd. is accounted for on a Liquidation basis. At that date all Seahawk I, Ltd,'s liabilities had been extinguished and the Partnership had a sole remaining asset of 1,997,646 shares of common stock in Treasure & Exhibits International, Inc., valued at $173,157. These shares were distributed to the Limited Partners in September 1998 and the Partnership was closed on September 30, 1998.

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

NOTE 5 STOCK TRANSACTIONS WITH RELATED PARTIES

During February 1997, the Company issued 100,000 shares of Common Stock to the following two employees and officers of the Company as payment for accrued and unpaid remuneration for the month ended June 30, 1996:

                                             Number        Unpaid
               Name                         of Shares    Remuneration
           --------------                   ----------   ------------

           John Lawrence                      50,000      $6,125
           John Balch                         50,000      $6,125

In February 1999, the company issued 20,000 shares of its common stock to Robert Shaw as compensation for acting as sole officer and director of its subsidiary RV Seahawk, Inc.

In November 1998, the Company designated 4,000 shares of its preferred stock as series 4 preferred stock and issued 2,700 of the shares to nine individuals, including 400 shares each to Carl Anderson and the two executive directors, for a total cash investment of $67,500.

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

During September 1997, the Company issued 105,107 shares of its common stock to two individuals in payment of an account payable of $18,000 and the Company issued 85,000 shares of its common stock to one individual in return for a cash investment of $11,050. During October 1997, the Company issued 589,333 shares of its common stock to six individuals in payment of $96,080 of loans previously made to the Company and the Company issued 185,185 shares of its common stock to one individual in return for a cash investment of $25,000. In the same month the Company issued $25,000 shares of its common stock to an individual as an inducement to extend an overdue note of $100,000 for a further year.
                                  -10-

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

In May 1999, the Company issued 7,200,000 of its series 2 preferred stock to Drexel Aqua Technologies, Inc. pursuant to the agreement described in Note 8 below.

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

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

The net loss for the three months to June 30, 1998 was $244,449 compared to a loss of $220,880 in the corresponding quarter of 1997.

Total revenues in the 1998 quarter at $55,000 were up $35,096 from the 1997 quarter. Total expenses of $255,997 were incurred in the second quarter of 1998, compared to $217,347 in the equivalent period in 1997. Operating expenses Increased to $146,216 in the second quarter of 1998 from $78,895 in the equivalent quarter in 1997 but there was a decrease in general and administrative expense to $109,781 during the 1998 quarter from $138,452 in the 1997 quarter. This resulted in the 1998 quarter's loss from operations being slightly higher at $200,997 in 1998 compared to $198,253 in 1997.

The Company's cost of vessel operations in the quarter ended June 30, 1998 was $70,750 compared to $12,077 for the second quarter of 1997. In the 1997 quarter the RV Seahawk was laid up in dock awaiting work, and the expenditure consisted mainly of dockage, insurance, minimum crew and maintenance costs. However, in the 1998 quarter the crew costs of $39,775 and fuel costs of $11,186 reflect the extra costs of offshore activity in that quarter.

During the three months ended June 30, 1998 the Company's share of administrative expenditure of a South American joint venture amounted to $20,464. There were no such costs in the 1997 quarter, and no further costs of that nature will be incurred because a settlement agreement made in June 1998 with the Company's partner in the joint venture provides that all future administrative costs will be borne by that partner.

Conservation and archaeology expenses were $3,000 for the quarter ending June 30, 1998 compared to $11,500 for the equivalent period during 1997. This was a result of reduced activity in the conservation laboratory.

Depreciation was $34,414 for the quarter ending June 30, 1998, similar to the $34,550 charge for depreciation in the equivalent period in 1997.

Rent was $17,588 for the quarter ending June 30, 1998 compared to $20,768 for the equivalent quarter during 1997 as a result of a negotiated reduction in annual rent.

Administrative costs decreased by $28,681 to $109,781 for the quarter ending June 30, 1998 from $138,462 during the same period of 1997. The decrease resulted largely from a reduction of $12,304 to $7,816 expended on travel and subsistence expenses and lower legal fees at $6,791 compared to $17,038.

Interest expense increased to $38,452 for the quarter ending June 30, 1998 compared to $27,201 in the second quarter of 1997. The increase was due largely to the effect of default interest on overdue notes.

Interest income was down to $1,247 for the second quarter of 1998 from $14,696 in the 1997 equivalent quarter because the Note receivable from Seahawk I, Ltd. was repaid at the end of March 1998.

The loss on investment in less than 50% owned entities was $6,247 in the 1998 quarter, down from $10,112 in the second quarter of 1997. The losses represent the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the general partner.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

The net profit for the six months ending June 30, 1998 was $106,847, this compared to a loss of $398,438 in the corresponding period of 1997.

Total revenues in the half year ended June 30 1998 were $562,606, an increase of $527,814 over the 1997 equivalent period due to a $439,356 gain on sale of artifacts and revenues of $108,250 from the supply of survey services. In the six months to June 30, 1997 the Company received no revenue from either of these sources. As a result of the higher activity, total expenditure in the first half of 1998, at $617,961, was $229,299 more than the $388,662 expended in the first half of 1997 and an operating loss of $55,355 was earned in the 1998 period compared to a loss of $353,870 in the 1997 period.

The vessel RV Seahawk was fully operational and working in the Caribbean in the first half of 1998 whereas she was laid up without work for the equivalent period of 1997. Consequently the cost of vessel operations, including $173,391 for subcontracted crew and equipment costs in the six months ended June 30, 1998 were $210,498 higher at $233,726 than the $23,227 incurred during the 1997 half. As well as the subcontracted crew and equipment costs, the 1988 vessel operations absorbed $12,136 in consumables, $6,581 for repairs and renewals and $14,335 for fuel while there were no such costs in the period to June 30, 1997.

During the six months ended June 30, 1998 the Company's share of administrative expenditure of a South American joint venture amounted to $22,387. There were no such costs in the 1997 period, and no further costs of that nature will be incurred because a settlement agreement made in June 1998 with the Company's partner in the joint venture provides that all future administrative costs will be borne by that partner.

Conservation and archaeology expenses were $3,000 for the six months ending June 30, 1998 compared to $24,046 for the equivalent period during 1997. This was a result of reduced activity in the conservation laboratory following the sale of the Company's artifacts.

Depreciation was $70,197 for the six months ending June 30, 1998, and $69,169 for the 1997 period.

Rent was $17,588 for the quarter ending June 30, 1998 compared to $20,768 for the equivalent quarter during 1997 as a result of a negotiated reduction in annual rent.

Administrative costs increased by $27,049 to $253,476 for the six months ending June 30, 1998 from $226,427 during the same period of 1997. Most categories of administrative expenditure saw small increases in the 1998 period compared to the 1997 period.

Interest expense increased to $105,739 for the half year ending June 30, 1998 compared to $55,336 in the first half of 1997. The increase was due to a charge for interest on past due salaries being commenced in 1998 and to the effect of default interest on overdue notes.

Interest income was down to $16,088 for the first half of 1998 from $29,244 in the 1997 equivalent because the Note receivable from Seahawk I, Ltd. was repaid at the end of March 1998.

Assets with a net book value of $12,751 were retired during the three months ended March 31, 1998, causing a loss on disposal of assets of that amount.

During the first half of 1998 one of the Company's affiliate paid off its note and account payable to the Company releasing a provision for non payment of $742,301 which accounted for most of the $741,029 gain on investment in affiliates for the six months to June 30, 1998. In the equivalent half of 1997, the loss on investment in the affiliates was $20,481. The loss represents the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the general partner.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998, the Company's working capital deficit decreased by $835,283 to a negative $(1,212,477). At December 31, 1997 the Company had a working capital deficit of $(2,047,760).

The deficit decreased because of a net operating profit before depreciation during the period of $177,044, the sale the Company's artifacts and the recovery of the account receivable from Seahawk I, Ltd.

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

During 1997 the Company generated over $114,000 selling its services to shipwreck related customers. In the first six months of 1998 $108,250 was generated by that means.

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

(REGISTRANT)                   SEAHAWK DEEP OCEAN TECHNOLOGY, INC.


By (SIGNATURE)                 /s/  John T. Lawrence
(NAME AND DTITLE)              John T. Lawrence, President
(DATE)                         July 15, 1999

                               EXHIBIT INDEX

EXHIBIT    DESCRIPTION                      METHOD OF FILING

 27        Financial Data Schedule          Filed herewith electronically