Form 10QSB
period 1998-09-30
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 1999-08-02
CIK 833020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 1998


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

                            Yes X             No___


As of August 2, 1999, the Registrant had 28,477,614 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

SEAHAWK DEEP OCEAN TECHNOLOGY, Inc.
FORM 10-QSB

INDEX

Part I: Financial Information...............................  Page No.

Item 1. Financial Information:

           Consolidated Balance Sheets - September 30, 1998
           and December 31, 1997............................    3 - 4

           Consolidated Statements of Operations - Three
           Months Ended September 30, 1998 and 1997,
           and Nine Months Ended September 30, 1998 and 1997    5

           Consolidated Statement of Cash Flows
           for the Nine Months Ended September 30, 1998
           and 1997.........................................    6 - 7

           Notes to Consolidated Financial Statements.......    8 - 12

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......   13 - 18

Part II:   Other Information................................   19

           Item 1.  Legal Proceedings.......................   19

           Item 2.  Change in Securities....................   19

           Item 3.  Defaults Upon Senior Securities.........   19

           Item 4.  Submission of Matters to a Vote
                    of Security Holders.....................   19

           Item 5.  Other Information.......................   19

           Item 6.  Exhibits and Reports on Form 8-K........   19

Signatures... ..............................................   20

SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS                                     (Unaudited)
                                          September 31     December 31
                                              1998            1997
                                          ------------    ------------

CURRENT ASSETS
      Cash and cash equivalents           $    22,396    $        582
      Marketable securities                      -
      Accounts receivable Other               329,232           2,962
      Prepaid expenses                         76,362           5,298
                                          ------------    ------------
            Total current assets              427,990           8,842
                                          ------------    ------------
PROPERTY AND EQUIPMENT
      Net of accumulated depreciation
      of $849,001 and $844,518                558,264         672,716
                                          ------------    ------------

OTHER ASSETS
      Artifacts                                  -            303,073
      Accounts and Notes Receivable
      affiliates less losses in excess
      of investment in affiliates
      of $1,199,366 and $1,924,160               -            291,256
      Deposits                                 14,025          14,775
      Purchased shipwreck research,
      net of $25,000 amortization                -               -
                                          ------------    ------------
            Total other assets                 14,025         609,104
                                          ------------    ------------
TOTAL ASSETS                              $ 1,000,279     $ 1,290,661
                                          ============    ============

SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)
                                          September 30    December 31
                                               1998           1997
                                          ------------    ------------

CURRENT LIABILITIES
      Overdraft                           $      -        $     1,452
      Accounts payable                        266,335         404,506
      Accrued expenses
         Salaries                             773,604         466,919
         Interest due related parties          55,841          15,472
         Interest due to others                38,988         150,842
         Other                                 54,616          75,953
      Due to related parties                  336,200         334,200
      Notes payable - others                  277,604         607,258
                                          ------------    ------------
            Total current liabilities       1,803,188       2,056,602
                                          ------------    ------------
STOCKHOLDERS' EQUITY

      Preferred stock - no par value
      60,000,000 shares authorized;
      550,000 and 200,000 shares issued
       and outstanding                         55,000          50,000
      Common stock - no par value;
      30,000,000 shares authorized;
      28,181,991 and 27,693,991 shares
      issued and outstanding               13,583,127      13,509,627
      Paid in capital-stock options             5,191           5,191
      Accumulated (deficit)               (14,446,227)    (14,330,759)
                                          ------------    ------------
            Total Stockholders' equity       (802,909)       (765,941)
                                          ------------    ------------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $ 1,000,279     $ 1,290,661
                                          ============    ============

SEAHAWK DEEP OCEAN TECHNOLOGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                    Three Months          Nine Months
                                Ended September 30th  Ended September 30th
                                   1998       1997       1998       1997
                                 --------- ---------   --------- ---------
REVENUES
  Income from Affiliates        $  5,000  $ 10,000     $ 20,000  $ 20,000
  Income from Others             119,035    15,465      227,285    30,257
  Gain from sale of artifacts          -         -      439,356         -
                                --------- ---------    --------- ---------
    Total Revenues               124,035    25,465      686,641    60,257
                                --------- ---------    --------- ---------
OPERATING EXPENSES
  Vessel Operations               65,485    18,524      299,210    57,902
  South American Project               -         -       22,387         -
  Conservation                         -    20,464        3,000    44,510
  Depreciation                    35,843    34,484      106,040   103,653
  Rent                            20,195    14,916       55,370    60,708
                                --------- ---------    --------- ---------
  Total Operating Expenses       121,523    88,388      486,007   259,873

GENERAL AND ADMINISTRATIVE
  EXPENSES                       148,653   129,587      402,130   346,764
                                --------- ---------    --------- ---------
  Total Expenses                 270,176   217,975      888,137   606,637
                                --------- ---------    --------- ---------
 (LOSS) FROM OPERATIONS         (146,141) (192,510)    (201,497) (546,380)
                                --------- ---------    --------- ---------
OTHER INCOME (EXPENSE)
  Interest income affiliate        1,260    14,844       17,348    44,088
  Interest expense               (87,711)  (30,164)    (193,451)  (84,598)
  Other income (loss)                  -         -            -     1,605
  Loss on sale
    of marketable securities           -         -     (476,425)        -
  Loss on disposal of equipment        -         -      (12,751)    1,295
  Gain (Loss) on investment in
    Less than 50% owned entities  10,278   (10,255)     751,307   (30,736)
                                --------- ---------     --------- ---------

  Total other income (expense)   (76,173)  (24,680)      86,028   (68,346)
                                --------- ---------    --------- ---------
NET (LOSS)                      (244,449) (181,190)     106,845  (614,726)
                                ========= =========    ========= =========
 (LOSS) PER SHARE               $(  0.01) $(  0.01)    $   0.01  $(  0.02)
                                --------- ---------    --------- ---------
Weighted average number of
common shares and common shares
equivalents outstanding.         27767222  26515032    27767222  26515032
                                --------- ---------   --------- ---------

SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS

                                              Source (use) of Cash
                                        Nine Months Ended September 30th
                                              1998            1997
                                          ------------    ------------

Cash Flows from Operating Activities
Net Profit( Loss)                         $  (115,468)     $  (614,727)

Adjustments to reconcile net loss to net
cash used by operating activities :
   Depreciation                               106,040         103,653
   (Decrease in)Provision for bad debt        (21,539)         10,000

   (Gain)Loss on disposal of equipment         12,750            (400)

   Loss on sale of marketable securities      476,425               -
   (Gain)Loss on Investment in less than
         50% owned entities                  (751,333)         30,726
   Services Acquired through issuance
         of stock                              55,000          12,500

   Decrease(increase) in trade accounts
         receivable                                 -               -
   Decrease(increase) in :
         trade accounts receivable                  -         (29,224)

         other receivables                   (326,270)          4,614
         other receivables - affiliates     1,064,128               -
         inventory                            303,073           3,687
         prepaid expense                      (71,065)         23,805
         deposits                                 750           5,111
   (Decrease) increase in:
         accounts payable                    (138,171)        (20,169)
         accrued expenses                     284,350         228,899
                                          ------------    ------------
       Total Adjustments                      994,138         373,202
                                          ------------    ------------
Net Cash generated (used)
 by operating activities                  $   878,669    $   (241,525)
                                          ------------    ------------
Cash Flows from Investing Activities
   Purchase of equipment                  $    (4,340)   $     (4,500)
   Increase in other investments             (927,092)              -
   Proceeds from disposal of equipment              -           2,400
   Proceeds from the sale of marketable
       securities                                   -               -
   Payments received on notes receivable      450,677               -
   Decrease in investment in affiliate                             10
                                          ------------    ------------
Net Cash provided (used) by investing
activities                                $  (480,755)   $     (2,110)
                                          ------------    ------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock           -          11,050
   Proceeds from issuance of warrants               -               -
   Advances from related parties               75,500         194,550
   Issuance of notes payable - other           87,868          38,000
   Issuance of notes payable - related              -               -
   Repayment of notes                        (538,015)              -
   Repayment of notes - related                     -               -

                                          ------------    ------------
Net Cash provided (used) by
financing activities                         (374,647)        243,600
                                          ------------    ------------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENT                            23,267             (35)


CASH AND CASH EQUIVALENT
BEGINNING OF QUARTER                             (871)            536

                                          ------------    ------------
CASH AND CASH EQUIVALENT
END OF QUARTER                            $    23,396     $       501
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

In August 1998, the Company converted 200,000 shares of its series 1 preferred stock into 200,000 shares of common stock and converted a note payable of $36,000 into 288,000 shares of its common stock.

SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES CONSOLIDATED ON FINANCIAL STATEMENTS
SEPTEMBER 30 1998(Unaudited)

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

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of September 30, 1998, results of operations, and cash flows for the interim periods presented. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2  GOING CONCERN CONSIDERATION

The Company suffered a net loss of $115,468 for the first nine months of 1998 and has incurred substantial net losses for each of the past several years resulting in an accumulated deficit of $14,446,227 at September 30, 1998. At that date the Company had negative working capital as indicated by current liabilities exceeding current assets by $1,375,198. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3  AFFILIATES FINANCIAL INFORMATION

The Company is the General Partner and a less than 50% interest owner in Seahawk II, Ltd. and Eagle Partners, Ltd., all Florida limited partnerships. These partnerships are accounted for on the equity method. Summarized financial statement information is shown on page 9.

SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
BALANCE  SHEETS - AFFILIATES

                                                Nine Months Ended
                                                September 30, 1998
                                            Seahawk II,    Eagle Part-
                                              Ltd.          ners, Ltd.
                                             ----------    ------------
Current Assets
  Cash                                      $        52    $         0
                                             -----------   ------------
     Total Current Assets                            52              0
                                             -----------   ------------
Current Liabilities
  Accounts payable - general partner             39,275      1,068,945
  Notes payable general partner                       -         63,672
  Losses in excess of investment in
    affiliate                                         -         26,138
                                             -----------   ------------
     Total Current Liabilities                   39,275      1,158,754
                                             -----------   ------------
Partners' Capital
  Capital contributed                         1,371,251        150,100
  Accumulated loss                           (1,410,474)    (1,308,854)
                                             -----------   ------------
    Net Capital                                 (39,223)    (1,158,754)
                                             -----------   ------------
     Total Liabilitiesand Capital                    52              0
                                             -----------   ------------

                  STATEMENTS OF OPERATION - AFFILIATES

Revenues                                    $         0  $           0
Expenses
   Administrative expenses                        7,500          7,500
                                            ------------   ------------
     Total Expenses                               7,500          7,500
                                            ------------   ------------
Other Income (Expenses)                               0         (3,740)
                                            ------------   ------------
     Net (Loss)                             $    (7,500)   $   (11,240)
                                            ------------   ------------

As of January 1, 1998, the Company was also a General Partner of Seahawk I, Ltd. which was accounted for on a Liquidation basis. By March 31, 1998 all Seahawk I, Ltd,'s liabilities had been extinguished and the Partnership had a sole remaining asset of 1,997,646 shares of common stock in Treasure & Exhibits International, Inc., valued at $173,157. These shares were distributed to the Limited Partners in September 1998 and the Partnership was closed on September 30, 1998.

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

On June 23, 1999, the federal court denied the Company's Motion for Preliminary and Permanent Injunction. The Company has filed a Motion for Reconsideration in the federal court, which is still pending. Meanwhile, the casein state court continues. On July 19, 1999, the state court dismissed the complaint against the Company, without prejudice, for failure to state cause of action. On July 20, 1999, an amended complaint was served. The Company intends to vigorously defend against the claims.

NOTE 8 SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

The net loss for the three months to September 30, 1998 was $222,314 compared to a loss of $217,190 in the corresponding quarter of 1997.

Total revenues in the 1998 quarter at $124,035 were up $98,570 from the 1997 quarter. Total expenses of $270,176 were incurred in the third quarter of 1998, compared to $217,975 in the equivalent period in 1997. Operating expenses Increased to $121,523 in the third quarter of 1998 from $98,123 in the equivalent quarter in 1997 and there was an increase in general and administrative expense to $148,653 during the 1998 quarter from $119,852 in the 1997 quarter. This resulted in the 1998 quarter's loss from operations being lower at $146,141 in 1998 compared to $192,510 in 1997.

The Company's cost of vessel operations in the quarter ended September 30, 1998 was $65,485 compared to $18,524 for the second quarter of 1997. In the 1997 quarter the RV Seahawk was laid up in dock awaiting work, and the expenditure consisted mainly of dockage, insurance, minimum crew and maintenance costs. However, in the 1998 quarter the costs reflect the offshore activity in that quarter.

During the three months ended September 30, 1998 the Company bore no share of administrative expenditure of a South American joint venture, and no further costs of that nature will be incurred because a settlement agreement made in September 1998 with the Company's partner in the joint venture provides that all future administrative costs will be borne by that partner. In the third quarter of 1997 such costs amounted to $9,735.

Conservation and archaeology expenses were $0 for the quarter ending September 30, 1998 compared to $20,464 for the equivalent period during 1997. This was a result of reduced activity in the conservation laboratory.

Depreciation was $35,843 for the quarter ending September 30, 1998, similar to the $34,484 charge for depreciation in the equivalent period in 1997.

Rent was $20,194 for the quarter ending September 30, 1998 compared to $14,916 for the equivalent quarter during 1997 because there was a one-time forgiveness of rent reflected in the 1997 quarter.

Administrative costs increased by $28,801 to $148,653 for the quarter ending September 30, 1998 from $119,852 during the same period of 1997. The increase resulted largely from an increase in bad debt provision of $11,538 and the increased charge of $77,312 for executive compensation compared to $60,250 in the 1997 quarter.

Interest expense increased to $87,711 for the quarter ending September 30, 1998 compared to $30,164 in the third quarter of 1997. The increase was due largely to a one-time charge of 61,192 for interest on past due salaries.

Interest income was down to $1,260 for the third quarter of 1998 from $14,844 in the 1997 equivalent quarter because the Note receivable from Seahawk I, Ltd. was repaid at the end of March 1998.

The gain on investment in less than 50% owned entities of $10,279 in the 1998 quarter, compares to a loss of $10,255 in the third quarter of 1997. The gain and loss represent the company's share of gain and losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the general partner.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

The net loss for the nine months ending September 30, 1998 was $115,468, this compared to a loss of $614,727 in the corresponding period of 1997.

Total revenues in the nine months ended September 30 1998 were $686,641, an increase of $626,384 over the 1997 equivalent period due to a $439,356 gain on sale of artifacts and revenues of $227,285 from the supply of survey services. In the nine months to September 30, 1997 the Company received no revenue from either of these sources. As a result of the higher activity, total expenditure in the first nine months of 1998, at $888,138, was $281,500 more than the $606,638 expended in the first nine months of 1997 and an operating loss of $201,497 was suffered in the 1998 period compared to a loss of $546,381 in the 1997 period.

The vessel RV Seahawk was fully operational and working in the Caribbean and the Mediterranean in the first nine months of 1998 whereas she was laid up without work for the equivalent period of 1997. Consequently the cost of vessel operations, including $206,500 for subcontracted crew and equipment costs in the nine months ended September 30, 1998 were $241,308 higher at $299,210 than the $57,902 incurred during the 1997 period. As well as the subcontracted crew and equipment costs, the 1988 vessel operations absorbed $6,965 in travel expenses, $13,727 for repairs and renewals and $14,335 for fuel while there were no such costs in the period to September 30, 1997.

During the nine months ended September 30, 1998 the Company's share of administrative expenditure of a South American joint venture amounted to $22,387. In the 1997 period, such costs amounted to 9,735. No further costs of that nature were incurred after June 1998 because a settlement agreement made in that month with the Company's partner in the joint venture provided that all future administrative costs will be borne by that partner.

Conservation and archaeology expenses were $3,000 for the nine months ending September 30, 1998 compared to $44,510 for the equivalent period during 1997. This was a result of reduced activity in the conservation laboratory following the sale of the Company's artifacts.

Depreciation was $106,040 for the nine months ending September 30, 1998, and $103,653 for the 1997 period.

Rent was $55,370 for the nine months ending September 30, 1998 compared to $60,708 for the equivalent period during 1997.

Administrative costs increased by $72,000 to $402,130 for the nine months ending September 30, 1998 from $330,130 during the same period of 1997. Most categories of administrative expenditure saw small increases in the 1998 period compared to the 1997 period but there were significant increases in executive pay (211,313 from 181,000), communication costs ($21,953 from $14,977) and travel and subsistence expenses (43,647 from 33,380).

Interest expense increased to $193,451 for the nine months ending September 30, 1998 compared to $84,598 in the first nine months of 1997. The increase was due to a charge for interest on past due salaries being commenced in 1998 and to the effect of default interest on overdue notes.

Interest income was down to $17,348 for the first three quarters of 1998 from $44,088 in the 1997 equivalent because the $300,000 Note receivable from Seahawk I, Ltd. was repaid at the end of March 1998.

Assets with a net book value of $12,751 were retired during the nine months ended September 30, 1998, causing a loss on disposal of assets of that amount.

During the first nine months of 1998 one of the Company's affiliate paid off its note and account payable to the Company releasing a provision for non payment of $742,301 which accounted for most of the $751,307 gain on investment in affiliates for the nine months to September 30, 1998. In the equivalent period of 1997, the loss on investment in the affiliates was $30,736. The loss represented the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the general partner.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, the Company's working capital deficit decreased by $672,562 to a negative $(1,375,198). At December 31, 1997 the Company had a working capital deficit of $(2,047,760).

The deficit decreased largely because of the sale the Company's artifacts and the recovery of the account receivable from Seahawk I, Ltd.

Despite these profitable disposals, the Company continues to have very restricted liquidity. This situation results principally through the lack of revenue from operations. The Company has sought to produce operational revenue through the following:

1. Sales of subsea services to entities involved in shipwreck recovery projects, which are originated by the Company.
2.  Sales of subsea services to other entities.
3.  Lease of ships and subsea equipment.
4.  Sale of artifacts and artifact related merchandise.

Sales to affiliated project entities such as Limited Partnerships, depends on those partnerships being properly funded. The existing Limited Partnerships, Seahawk II, Ltd., and Eagle Partners, Ltd., are both out of cash.

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

During 1997 the Company generated over $114,000 selling its services to shipwreck related customers. In the first nine months of 1998 $227,284 was generated by that means.

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

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities

During the three months ended September 30, 1998, the Company issued 200,000 shares of its common stock to a corporation in payment for the redemption of 200,000 of its series 1 preferred stock and issued 288,000 shares of its common stock to corporate investor in payment of a due Note. The common stock was issued pursuant to the exemption provided by Rule 506 to corporate investors that had been supplied with information regarding the investment, and that the Company believes had knowledge and experience in financial and business matters such that the investor was capable of evaluating the merits and risks of the investment. The certificate representing the common stock bear an appropriate legend restricting the transfer of such securities.

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


(REGISTRANT)                   SEAHAWK DEEP OCEAN TECHNOLOGY, INC.


By (SIGNATURE)                 /s/  John T. Lawrence
(NAME AND DTITLE)              John T. Lawrence, President
(DATE)                         August 2, 1999




                               EXHIBIT INDEX

EXHIBIT          DESCRIPTION               METHOD OF FILING

 27      Financial Data Schedule     Filed herewith electronically