Form 10KSB
period 1998-12-31
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 2000-07-26
CIK 833020

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1998

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ ]     No [x]

The Issuer's revenues for the most recent fiscal year were $797,356.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of July 20, 2000, 28,477,614 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $444,000.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One:)  Yes [ ]  No [X]

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

In November 1995, the Company acquired all the outstanding stock of Seahawk, Inc. in exchange for 2,400,000 newly issued shares of the Company's common stock. Seahawk, Inc. owned the R/V Seahawk, an 86 foot vessel. On March 31, 1996, Seahawk Inc. merged into the Company.

In February 1999, the Company organized RV Seahawk, Inc., a Florida Corporation, and acquired its entire share capital for $100. The Company then transferred the R/V Seahawk into RV Seahawk, Inc.

Unless the context otherwise requires, the term "Company" as used herein refers to Seahawk Deep Ocean Technology, Inc. and its wholly owned subsidiaries, Seahawk Museum Development, Inc. and RV Seahawk, Inc.

The Company is an oceanographic service company that is involved in deep-water search, survey and recovery operations. The Company has served as the general partner for limited partnerships that were formed for the purpose of raising money to search for and locate shipwrecks. Until January 2000, the Company owned and operated a variety of sub-ocean equipment including an 83 foot survey vessel, ROVs (Remotely Operated Vehicles), and other specialized search and recovery equipment which enabled the Company to locate, photograph and retrieve items lost on the seabed in deep water. In January 2000, the
vessel was arrested in Gibraltar and sold at auction (see NOTE 18   SUBSEQUENT
EVENTS, Arrest and Sale of the R/V Seahawk on page F-26). In view of the lack of available funding and the increasingly difficult legal ramifications and hostile political climate that surrounds the business of shipwreck recovery, the Company is seeking to enter new business areas unrelated to shipwrecks. It will nevertheless maintain its interests in the South American Project (see below) and may invest in others if they are deemed suitable by management.

The partnerships formed by the Company and for which the Company served as the general partner were engaged in the business of attempting to locate, identify, recover and market the cargoes and artifacts associated with one or more shipwrecks in a specific area. The Company, on the other hand, provided to the partnerships the data, manpower and equipment necessary for the partnerships to carry out this business purpose. The Company has also engaged in the business of locating, identifying, recovering and marketing the cargoes and artifacts associated with shipwrecks on its own behalf and for others on a world wide basis.

SEAHAWK I, LTD., SEAHAWK II, LTD. AND EAGLE PARTNERS, LTD.

The Company has formed three limited partnerships (Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd.) for the purpose of funding the search for deep-water shipwrecks in pre-designated areas.

SEAHAWK I, LTD. Seahawk I, Ltd. was a Florida limited partnership that was formed on May 23, 1988, with R/V Seahawk as the sole general partner. The Partnership was initially funded with a total of $175,000 that was raised from private investors. During April 1989, the partnership located and photographed a Spanish wreck that the Company believed was one of the vessels lost during a storm in 1622. The wreck was found approximately 1,500 feet deep in international waters south of the Florida Keys. During June 1989 a bell was recovered from the site in order to perfect the admiralty claim in the United States District Court.

During June 1990, Seahawk I commenced its pre-disturbance survey on this wreck and during August 1990, Seahawk I commenced actual recovery operations. The recovery operations continued until October 1991. The Company decided that the Partnership had reached a point of diminishing returns and will not return to the wreck site.

A total of 16,480 artifacts were recovered from the site. These included twenty-seven gold finger bars, fourteen gold fragments, over eleven hundred silver coins, a gold emerald ring, three mariner's astrolabes (a navigational device used during the early 1600's), over 6,000 pearls, seventy six clay olive jars and other miscellaneous items including musket balls, wood, pottery and pottery shards. Seahawk I incurred expenses in locating, recovering, conserving and storing these artifacts of approximately $3,391,000 since inception, of which $625,275 was capitalized into the historical costs of artifacts on Seahawk I's books at December 31, 1997. The Company has contributed $1,190,900 since inception to the capital of Seahawk I. Seahawk I engaged the Company to provide certain services, and the Company provided vessel operations and conservation and administrative services in the amount of $646,081 that were billed to Seahawk I but had not been paid by December 31, 1997. These were carried in the Company's books at that date as accounts receivable - affiliate. In March 1998, this account receivable was settled by payment of $491,381 in cash and restricted securities in an unrelated publicly quoted corporation valued at $81,112.

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

During March, 1991, Seahawk I created a new class of limited partners and raised a total of $691,800 to finance the recovery and conservation of artifacts of the Partnership. The Company also invested an additional $690,800 to maintain its right to receive 50% of the net distributable income. As of December 31, 1997, in addition to the account receivable from Seahawk I, Ltd. of $646,081 and a note receivable from Seahawk I, Ltd. of $300,000, less a provision for losses in excess of investment of $742,301. In March 1998, the Partnership's artifacts were sold and the proceeds used to repay the accounts receivable and note receivable by the Company. On September 30, 1998 the Partnership was terminated after a first and final distribution to the Limited Partners.

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

The Company made repeated attempts to sell the Partnership's artifacts without success. In September 1999, the Company was in urgent need of cash to pay rent and arranged a loan of $3,200 secured by the Partnership's artifacts. In January, 2000, the Company acquired the artifacts by cancellation of the debt due by the Partnership to the Company in the amount of $48,575. In February, 2000, the Company was unable to repay the loan secured by the artifacts and the Lender foreclosed and acquired the artifacts in settlement of the loan.

The Seahawk II Partnership currently has no cash, and the Partnership has no plans. In December 1994 and November 1995 the Company asked the Partners to vote on terminating the Partnership. The result of both votes was inconclusive and the Company intends to ask the Partners to vote again on termination.

The Company carried an account receivable from Seahawk II, Ltd. of $40,875 as of December 31, 1998, less a provision for doubtful debts of $55 and losses in excess of investment of $40,820.

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

The terms of the original Partnership Agreement provided for the termination of the Partnership on December 31, 1996. However, the partners agreed to extend the termination date to December 31, 1999, on which date the Partnership was terminated.

As of December 31, 1998, the Company carried an account receivable from Eagle Partners of $1,071,444, a note receivable from Eagle Partners of $50,000, accrued interest of $14,932 and a provision for losses in excess of investment of $1,164,806.As of December 31, 1998, the Company carried an account receivable from the Eagle Miners Joint Venture of $53,023 less a provision for doubtful debt of $24,593.

In accordance with the December 31, 1998, Eagle Partners Ltd. plan of liquidation, the financial statements for that partnership, as of December 31, 1998, were stated on a liquidation basis with an estimated liquidation value of zero. Accordingly, the Company wrote off its investment and related receivable accounts from Eagle Partners, Ltd. and Eagle Miners Ltd. at December 31, 1998.

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

BACKGROUND

During the past few years, the number and seriousness of approaches by various groups interested in ocean salvage have increased significantly, principally because the development and application of new technology have improved working capability in the deep sea. The Company operated the research vessel Seahawk (the "Seahawk") from 1989 through 1999. In addition, it acquired highly specialized search, survey and recovery equipment. The Company has worked closely with both consultants and employees considered to be some of the leading experts at deep ocean search and recovery. However, In view of the lack of available funding and the increasingly difficult legal ramifications and hostile political climate that surrounds the business of shipwreck recovery, the Company is seeking to enter new business areas unrelated to shipwrecks. It will nevertheless maintain its interests in the South American Project (see below) and may invest in others if they are deemed suitable by management. The Company would adopt the following Plan of Operation for any such shipwreck project.

PLAN OF OPERATION

The Company expects that, at least initially, any deep ocean shipwreck search and recovery activities that it engages in will be funded by entities similar to Seahawk I, Seahawk II and Eagle Partners thereby transferring most of the economic risk of finding shipwrecks to the investors in these partnerships.
As soon as the Company believed that it had sufficient capital of its own to finance such activities, it would do so in order to avoid diluting the Company's interest in the wrecks. Management's only experience in forming and marketing partnerships for the purpose of funding shipwrecks is Seahawk I, Seahawk II, Eagle Partners and Eagle Miners.

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

2. SEARCH FOR ANOMALIES IN THE TARGET AREAS. Once the target area search sequence has been determined, the search will then be undertaken to locate promising anomalies utilizing suitable equipment.

If an anomaly is found, its precise location will be noted and mapped using a navigational system which utilizes digital output from sensing devices and logs it into the onboard computer's target navigational database.

After completing the search of a grid, a preliminary analysis will be made and the position of promising targets will be noted. This will indicate those sites and anomalies, which will be revisited for visual verification and inspection with ROVs.

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

Using video records and items recovered from the wreck site, the Company and its partners will attempt to identify the wreck(s) with the help of maritime historians and marine archaeologists. Identifying ancient shipwrecks is extremely difficult, however, and the Company was unable to definitely define the shipwrecks discovered by Seahawk I and Seahawk II. Once the wreck has been identified, a determination of the cargo carried and historical and archaeological significance of the wreck can be made.

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

6. CONSERVATION OF ARTIFACTS. Complete conservation of artifacts recovered from shipwreck sites is an integral part of the Company's business plan.
These conservation efforts begin as soon as the ROV reaches the ocean floor. The Company takes the utmost care in removing each artifact from the seabed, using specialized tools that are built on site and carried to the sea floor by the ROV. Examples of such tools are specially built baskets and platforms that are constructed to accommodate artifacts once they have been identified. The ROV uses these tools, built to interface with its computer controlled manipulators, to recover each artifact from the ocean floor as gently as possible. The artifacts are then placed in a larger recovery platform, which is designed to separate and protect the artifacts from damaging each other during the trip to the surface. On deck, the artifacts are then catalogued, photographed and secured in specially constructed storage containers. The recovery process is supervised by the project's archaeologist who assists with the recovery, coordinates data management, ensures proper artifact handling, and initiates interpretation and analysis.

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

SOUTH AMERICAN PROJECT

The South American Project is a project attempting to locate, identify, recover, conserve and market the cargo of an early 18th century shipwreck that sunk while carrying a large cargo of gold.

On June 1, 1994, the Company signed an Agreement for Consulting Services with Odyssey Marine Exploration, Inc.,(formerly Remarc International, Inc.). The Agreement provided that Odyssey will, at its own expense, seek to obtain for the Company a permit from the appropriate government to search for and salvage the particular shipwreck involved in the South American Project. If such a permit were obtained for the Company by Odyssey, then the Company agreed to grant Odyssey between 6% and 9-1/2% of the gross proceeds of any successful recovery from the project. The actual percentage granted to Odyssey was to depend on the size of portion of the recovery that would be taken by the South American government in return for the permit.

In furtherance of the negotiations for the permit, it became prudent to join forces with a South American competitor, Salvanav, to form a bidding Consortium. The Consortium rendered the original South American Consultancy Agreement with Odyssey inappropriate, and under a Joint Venture Agreement dated August 1995 with the Company, Odyssey agreed to forego its entitlement to the percentage of the gross recovery of the project and instead become equal partners with the Company in a South American company known as Pesqamar, that owned half of a consortium, known as Conpas. The Company and Odyssey each owned 24.5% of Pesqamar, with the remaining 51% being owned by Brazilians. By May 1998, Pesqamar had incurred over $300,000 of expenses, half of which was payable by the Company. Under an agreement dated June 1, 1998, the Company's portion of the expenditure was satisfied by the transfer of 1 million shares of common stock of Treasure & Exhibits international, Inc. to Odyssey on the basis that (a) the Company also transferred 165.5 shares of Preferred Non-Voting shares in Pesqamar to Odyssey and (b) Odyssey be responsible for all future expenditure of Pesqamar. Following the completion of the agreement, the Company owns 428.75 of the 1,750 shares of Common Voting Stock and 1,459.5 of the 3,250 shares of Preferred Non-Voting stock in Pesqamar. In October 1996, Conpas completed a search of almost 400 square miles of its search area and revealed 25 anomalies with characteristics indicative of possible sites of shipwrecks. Conpas visually inspected some of these anomalies with an ROV during 1997 and 1998. On April 27, 1999 the members of the Consortium of Conpas signed an agreement to terminate Conpas and apply for two new permits in the names of Pesqamar and Salvanav. The permits will be for separate areas of approximately 50% each of the previously permitted search area. The Pesqamar area includes the prime anomalies previously revealed in the search of October 1996. Under the terms of the Agreement, the previous members of the Consortium of Conpas will operate independently, including the provision of project finance and offshore operations. In the event either party recovers the particular shipwreck involved in the Project, it must share with the other party 4% of the gross proceeds of the shipwreck after the South American Government has been paid. On April 31, 1999 the applications for the new permits were submitted to the South American Government and Pesqamar received its new permit in July 1999. The Company plans for Pesqamar to visually inspect the balance of the 25 anomalies before the end of 2000.

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

RISK FACTORS

Shareholders or investors in shares of the Company's common or preferred stock should consider the following risk factors, in addition to other information in this report:

1. HISTORY OF OPERATING LOSSES. The Company has incurred substantial operating losses since its inception. During the fiscal year ended December 31, 1998, the Company had a net loss of $1,114,032 and had an accumulated deficit of $15,444,791. In the Company's financial statements for the year ended December 31, 1998, Giunta, Ferlita & Walsh, P.A., the Company's independent certified public accountants, included an opinion which expressed substantial doubt as to the Company's ability to continue as a going concern. A similar qualification is likely to be expressed in the 1999 audit report. There can be no assurance that the Company will be able to continue in business or that it will ever be able to achieve profitable operations. (See "FINANCIAL STATEMENTS.")

2.   NEED FOR ADDITIONAL FINANCING.   The Company needs additional financing
in order to finance the search for additional ship wrecks, the continued excavation of wreck sites and to pay the continuing overhead expenses of the Company. The Company currently has no clear source for any material revenues or financing. The Company's future revenues or financing will depend upon the sale of artifacts, the formation of new partnerships to pay for search and recovery, the leasing of equipment to others, the issue of new shares or the exercise of outstanding warrants. See also "NEED FOR REORGANIZATION."

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

6. SUCCESS DEPENDENT ON MANAGEMENT. Success of the Company depends on the active participation of John T. Lawrence. The Company has no "key-man" life insurance on, or employment agreement with, Mr. Lawrence. The loss of the services of Mr. Lawrence would adversely affect the Company's business and its likelihood of continuing operations.

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

12.  OUTSTANDING WARRANTS.    At the date of this report the Company has
outstanding 8,944,632 Common Stock Purchase Warrants that may be exercised at prices per share ranging from $0.05 to $5.00. The Company does not have enough authorized and unissued Common Stock to issue to the Warrant Holders if they all exercise their warrants. Consequently it is inevitable that the Company will take steps to increase its authorized Common Stock as soon as it is able to fund the necessary Shareholders' Meeting. The exercise of such Warrants could have an adverse effect on the market price for the Company's Stock.

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

15. PUBLIC MARKET FOR COMPANY'S COMMON STOCK. Presently there is a limited market for the Company's Common Stock on the "Pink Sheets". The stock was quoted on the NASD OTC Bulletin Board, but under a new rule announced in January 1999, after a phasing in period, the NASD eliminated from the OTC Bulletin Board any company that was not up to date with filing its financial reports with the SEC. The Company was unable to pay independent accountants to audit its financial reports and so was unable to keep its filings up to date. Consequently, the Company's stock was removed from the OTC Bulletin Board in March 2000. The investment community could show little or no interest in the Company in future. As a result, purchasers of the Company's securities may have difficulty in selling such securities should they desire to.

16. DIFFICULTY IN TRADING "PENNY STOCKS". The Company's securities may be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers (as defined in the rule) and accredited investors (generally, institutions and, for individuals, an investor with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with such investor's spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the purchase. Consequently, many brokers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for shareholders to resell common stock in the secondary market.

17. CONFLICTS OF INTEREST. The Company has formed in the past, and may in the future, form partnerships to pay for the search and recovery of shipwrecks where the Company serves as the general partner of the partnership. Potential conflicts of interest may exist between the Company and the partnerships.

18. NEED FOR REORGANIZATION. The Company is in a serious financial condition and is in imminent threat of bankruptcy. Under these circumstances it is inevitable that the management will have to reorganize the capital of the Company and this will almost certainly mean that existing shareholders will be substantially diluted. As of the date of this report an acquisition Agreement has been signed that provides for the acquisition of another corporation which, if agreed at a Special Meeting of Shareholders, will require a one hundred for one reverse split of the Company's common stock, and a new issue of approximately 8 million shares of the Company's post reverse split common stock. Furthermore, for the acquisition to proceed it is anticipated that a further approximately 2 million shares of the post reverse split common stock will be issued to clear up current debt. This transaction will dilute existing shareholdings of the Company's stock.

EQUIPMENT

Following are descriptions of the vessel R/V Seahawk, which was operated by the Company from 1989 through 1999, and the other primary equipment that is operated by the Company and normally available for search, survey and recovery operations.

RESEARCH VESSEL SEAHAWK. The Vessel R/V Seahawk (the "Seahawk") is an 83 foot vessel owned by Seahawk, Inc., a 100% subsidiary of the Company. Until it was sold to the Company in November 1995, Seahawk, Inc. was an affiliate of the Company. (See "TRANSACTIONS WITH MANAGEMENT AND OTHERS.") The Seahawk was built in 1977 and extensively renovated in 1982. Its former owner, the University of North Carolina, used the Seahawk for oceanographic research projects. The Seahawk has accommodations for 11 persons for periods of up to 30 continuous days at sea. The Seahawk is equipped with midrange diving equipment (including a decompression chamber) and an array of navigational and positioning equipment.

From March 1989 to November 1995, the Company rented the R/V Seahawk from Seahawk, Inc. During November 1995, the Company acquired 100% of the outstanding common stock of Seahawk, Inc. in a transaction where the Company issued 2,400,000 shares of its Common Stock to the shareholders of Seahawk, Inc. On March 31, 1996, Seahawk Inc. was merged into the Company. In January 2000, the vessel was arrested by the courts in Gibraltar pursuant to an action brought against the Company for the past due wages of the crew, and the vessel was sold at auction for $207,000.

ROVS. The Company currently owns or one Phantom ROV. This remotely controlled underwater vehicle provides a cost-effective method of inspecting wrecks and bottom structure down to 1500 feet. Designed by Deep Ocean Engineering, the Phantoms are capable of transmitting real time video of the bottom directly back to the ship. The ROV design consists of syntactic foam molded to anodized aluminum tubes. An assortment of machined parts, electronics and motors are then added to complete the subsea package. The vehicle is then fitted into a stainless steel crash frame. Several connectors are attached to an umbilical that leads up to the surface controller.

ROV LEASING ACTIVITIES. The Company has from time to time leased some or all of its equipment to outside contractors.

YEAR 2000 COMPLIANCE

The Company reviewed the effect that the year 2000 would have on its essential computer systems, especially those related to its ongoing operations and its internal control systems, including the preparation of financial information.

The Company's computer systems are used primarily for basic accounting, word processing, spreadsheet applications and access to the internet and world wide web.

The Company employs three PC computers with year 2000 compliant hardware. The Company does not depend on any specialized computer hardware that may become non-functional due to year 2000 problems.

The Company utilizes commonly used software packages, the vendors of which have all addressed the issue of year 2000 compliance, and the Company did not experience any year 2000 related software problems.

COMPETITION

There are several companies operating on a worldwide basis that have the technological capability necessary to compete with Seahawk. In the event these companies decided to enter the shipwreck business, they may have greater experience, technology and financial resources. In addition, there are a number of investor groups, or other entities, which have been formed for the purpose of searching for shipwrecks. As different technologies which can be utilized in the search and recovery of shipwrecks are developed or improved the likelihood of competitors may increase.

EMPLOYEES

The Company has 1 employee, John Lawrence, an executive officer of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company and its subsidiaries maintain their offices at 5102 South Westshore Boulevard, Tampa, Florida. The space was leased on a month-to-month basis from RFK Investments, a nonaffiliated partnership, pursuant to a lease that expired March 1, 1996. The lease ran on a month-to-month basis while disputes with the landlord over past due rent and building repairs were being solved. Pursuant to the expired lease, the Company leased the first floor (approximately 5,200 square feet) for $5,500 per month, and the second floor (approximately 5,000 square feet) for $1,000 per month.

On July 1999, the Company and RFK signed an interim lease agreement by which all past disputes were resolved and the basis of a future long term lease were defined. Until a new lease was signed, it was agreed that the Company should pay on a monthly basis for the space that it occupied. From August 1999, the Company Occupied approximately 50% of the building, at a monthly rent of $3,359 and from February through April 2000, the Company occupied approximately 2,000 square feet at a monthly rent of $1,875. On May 1, 2000, the Company signed a new 1 year lease for approximately 1,117 square feet at a monthly rent of $894.30.

The leased space provides the Company with corporate offices and storage facilities.

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

LAWSUIT BY FORMER OFFICERS AND DIRECTORS

In March, 1998, the Company received a demand for indemnity from Greg Stemm, John Morris and Dan Bagley, all former directors and officers of the Company, for payment of the sum of expenses they incurred in defending an action brought against them by the Securities and Exchange Commission. The indemnification claim was made under Colorado corporate law. The Company has received itemization of the purported legal fees and costs incurred in the defense of the former directors and officers in the amount of approximately $700,000. In addition the former directors and officers claim that they are due consequential damages for lost wages of approximately $425,000. The Company resisted the claim and in December, 1998, the former directors and officers filed a lawsuit pursuant to their claim.

The Company's directors have investigated the merits of the claim including the fact that the Company formerly agreed with the Securities and Exchange Commission that it would not pay the legal expenses of the former officers and directors in their defense of the action in question.

The Company is of the opinion that the agreement with the Securities and Exchange Commission takes priority over state law and in January, 1999, the Company filed in the state court a Motion to Dismiss Complaint, a Motion for More Definite Statement and Motion to Strike. At the same time the Company filed a Motion for Preliminary and Permanent Injunction in the federal court. On June 23, 1999, the federal court denied the Company's Motion for Preliminary and Permanent Injunction. The Company filed a Motion for Reconsideration in the federal court but that was also denied.

On July 19, 1999, the state court dismissed the complaint against the Company, without prejudice, for failure to state cause of action. On July 20, 1999, an amended complaint was served. On November 9, 1999 the plaintiffs filed for partial summary judgment and on the Company filed for summary judgment. On March 3, 2000, the court granted final summary judgment in respect of Mr. Bagley's claim in the sum of $179,429 with interest at the statutory rate, reserving jurisdiction to determine entitlement to pre-judgment interest and attorneys' fees. On May 11, 2000, the Company's Motion for Summary Judgment was denied.

On May 31, 2000, the Company agreed a combined settlement of the lawsuit with all three plaintiffs. Bagley's claim was settled by (i) the assignment of an account receivable from Odyssey Marine Exploration, Inc. in the sum of $37,000, (ii) the Company's complete dossier, including all survey information for the Golden Eagle project, and (iii)a 3 year Note for $143,000 with interest at 10% per annum payable quarterly, secured on 97.15% of the Company's Shares in Pesqamar, repayable as to principal at $13,000 on August 1, 2000, and $25,000 on the first and second anniversaries of the Note with the balance on the third anniversary. Morris's claim was settled by a 2 year Note for $275,000 at 10% per annum interest convertible into the Company's Series 5 Preferred Stock at 1 share for $1.00 of debt. Stemm's claim was settled by a 2 year Note for $225,000 at 10% per annum interest convertible into the Company's Series 5 Preferred Stock at 1 share for $1.00 of debt. Both Morris's and Stemm's notes were secured by a secondary position on the 97.15% of the Company's Pesqamar shares. A provision of $700,000 was made in the financial statements for the year ended December 31, 1998, for the combined settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 1998.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) PRINCIPAL MARKET OR MARKETS. The Company's common stock is traded on the over-the-counter market. The Company's common stock has been traded on the NASDAQ system under the symbol "SDOT" since January 24, 1990, but on February 10, 1994, was delisted from the NASDAQ Small Caps Stock Exchange for noncompliance with the rule that requires companies with net equity lower than $2,000,000 to maintain a minimum bid stock price of $1.00. The stock was then quoted on the OTC Bulletin Board until March 2000, when it was removed because of the Company's failure to maintain its SEC filings up to date. The stock is currently quoted on the "Pink Sheets". In February the Company's symbol was changed to SHWK when the original symbol was taken by NASD and allocated to a company on a more senior market. The following table sets forth the range for high and low bid quotations for the Company's securities as reported by the OTC Bulletin Board. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

                                                    Bid
      Quarter Ended                      High                Low
      -------------                      ----                ---
      March 31, 1996                   $0.15625            $0.12500
      June 30, 1996                    $0.12500            $0.10938
      September 30, 1996               $0.12500            $0.12500
      December 31, 1996                $0.18750            $0.14063

      March 31, 1997                   $0.12500            $0.12500
      June 30, 1997                    $0.12500            $0.10938
      September 30, 1997               $0.18750            $0.14063
      December 31, 1997                $0.15625            $0.12500

      March 31, 1998                   $0.15600            $0.15600
      June 30, 1998                    $0.11000            $0.09000
      September 30, 1998               $0.08000            $0.06000
      December 31, 1998                $0.00500            $0.03000

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of beneficial holders of the Company's no par value Common Stock at December 31, 1998, was approximately 6,000

     (c) DIVIDENDS. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid any dividends on its Common Stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

The net loss for the year ended December 31, 1998 was $1,119,032, this compared to a loss of $697,937 in the corresponding period of 1997.

Total revenues in the year ended December 31 1998 were $797,356, an increase of $620,247 over the 1997 equivalent period due to a $459,356 gain on sale of artifacts and revenues of $313,000 from the supply of survey services. In the year to December 31, 1997 the Company gained $1,392 from the sale of artifacts and $135,717 from survey services. As a result of the higher activity, total expenditure in the year ended December 31, 1998, at $1,242,582, was $340,571 more than the $902,011 expended in the 1997 and an operating loss of $445,226 was suffered in the 1998 compared to a loss of $724,902 in 1997.

The vessel R/V Seahawk was fully operational and working in the Caribbean and the Mediterranean in 1998 whereas she was laid up without work for the first nine months of 1997. Consequently the cost of vessel operations, including $235,458 for subcontracted crew and equipment costs in the year ended
December 31, 1998 were $347,707 higher at $424,747 than the $77,040 incurred during the 1997 period. As well as the subcontracted crew and equipment costs, the 1988 vessel operations absorbed $10,965 in travel expenses, $25,974 for repairs and renewals, 56,972 for consumables and $24,471 for fuel while there such costs in the period to December 31, 1997 were considerably lower.

During the year ended December 31, 1998 the Company's share of administrative expenditure of a South American joint venture amounted to $22,387. In the 1997 period, such costs amounted to 36,305. No further costs of that nature were incurred after June 1998 because a settlement agreement made in that month with the Company's partner in the joint venture provided that all future administrative costs will be borne by that partner.

Conservation and archaeology expenses were $3,000 for the year ended December 31, 1998 compared to $36,305 for the equivalent period during 1997. This was a result of reduced activity in the conservation laboratory following the sale of the Company's artifacts.

Depreciation was $137,781 for the year ending December 31, 1998, and $139,424 for the 1997 period indicating a negligible change in the depreciating assets from the earlier year to the next.

Rent was $64,838 for the year ending December 31, 1998 compared to $33,413 for the equivalent period during 1997. In 1998 there was a one-time reduction in rent resulting from negotiations over past due rent with the landlord.

Administrative costs increased by $29,211 to $589,829 for the year ending December 31, 1998 from $560,618 during 1997. Most categories of administrative expenditure saw small differences in the 1998 period compared to the 1997 period but there were significant increases in executive pay (271,100 from 247,000) and legal and professional fees ($80,917 from $63,239).

Interest expense increased to $248,042 for the year ended December 31, 1998 compared to $123,718 in 1997. The increase was due to a charge for interest on past due salaries being commenced in 1998 and to the effect of default interest on overdue notes.

Interest income was down to $23,638 for 1998 from $59,930 in 1997 because the $300,000 interest bearing note receivable from Seahawk I, Ltd. was repaid at the end of March 1998.

Assets with a net book value of $12,750 were retired during the year ended December 31, 1998, causing a loss on disposal of assets of that amount.

During 1998 one of the Company's affiliates paid off its note and account payable to the Company, releasing a provision for non payment of $742,301.

The $7,120 loss on investment in affiliates represented the company's share of losses of Seahawk II, Ltd., a partnership in which the company is the general partner. In the equivalent period of 1997, the loss on investment in the affiliates was $82,530. That loss represented the company's share of losses of Seahawk I, Ltd., Seahawk II, Ltd., and Eagle Partners, Ltd., partnerships in which the company is the general partner.

During 1998, the Company acquired shares in the common stock of a non affiliated company, partly as payment for the sale of artifacts and partly as payment of amounts due from Seahawk I, Ltd. The securities were valued at $0.17 per share at the time of the sale of artifacts and the same price was used when Seahawk, I, Ltd. repaid part of its debt to the Company with the securities. The Company used certain of the securities, again at $0.17 per share, to pay debt to unrelated parties, but the remaining investment was disposed of at $0.085 per share for cash, creating a one-time loss on disposal of the marketable securities of $486,833.

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

Operating expenses were reduced to $343,549 in 1997 from $714,140 in 1996, a 54% reduction due largely to the curtailment of offshore activity and lower project costs in Brazil. There was a decrease in expense associated with vessel operations to $77,041 in 1997 from $278,433 in 1996. This resulted primarily from decreases in the costs of personnel (to $2,190 from $106,686), the costs of subcontracted services (to $6,427 from $61,493) and repairs and maintenance (to $8,902 from $23,208). The costs of personnel and subcontract services were down due to the reduced crewing requirements. A one-time cost of $33,177 was incurred in 1996 as a result of an abortive sale and lease back arrangement on the vessel.

Depreciation expense decreased to $141,744 in 1997 from $179,867 in 1996 the difference being due to depreciation charged in 1996 on the M/V Seahawk Retriever, which was still owned by the Company until its sale in early 1996.

The costs of renting the Company's premises was reduced in 1997 to $33,413 from $83,070 in 1996 because of a reduction in rent negotiated with the lessor.

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

In 1997 the Company decided to write back provisions made for accounts payable relating to expenditure prior to 1993 no longer considered payable by management. The total gain on this one time write back was $169,242.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1998, the Company's working capital deficit increased by $225,261 to a negative $(2,273,020). At December 31, 1997 the Company had a working capital deficit of $(2,047,760).

The deficit increased due to a net loss before depreciation during the year of $981,251, the effect of which was mitigated somewhat because of cash generated by the sale the Company's artifacts and the recovery of the account receivable from Seahawk I, Ltd. The cash so generated was used to repay expensive short term and overdue debt.

Despite these profitable liquidations, the Company continues to have very restricted cash flow. This situation results principally through the lack of revenue from operations. The Company has sought to produce operational revenue through the following:

     1. Sales of subsea services to entities involved in shipwreck recovery projects, which are originated by the Company.

     2.  Sales of subsea services to other entities.

     3.  Lease of ships and subsea equipment.

     4.  Sale of artifacts and artifact related merchandise.

     5.  Acquisition of revenue earning businesses for stock.

Sales to affiliated project entities such as Limited Partnerships, depends on those partnerships being properly funded. The existing Limited Partnership, Seahawk II, Ltd., is out of cash and the partners have decided they are not willing to invest additional funds to continue further excavation of the wreck site. The General Partner is unable to identify additional working capital to work on the Partnership's wreck off St. Augustine, and has asked the partners on two occasions to vote on terminating the Partnership. The results of those votes were inconclusive. In 2000, the General Partner will again seek to close down Seahawk II, Ltd., to eliminate the expenses of administration of the Partnership.

The Company is reviewing other potential shipwreck projects and it is anticipated that if the Company were to proceed with any of these projects, it may help to form limited partnerships or similar entities for the purpose of funding the projects. There is no assurance that any of the partnerships would be successful in raising the necessary amount of funding.

During 1999 the Company generated over $114,900 selling its services to shipwreck related customers. In 1998 $313,000 was generated by that means. Since the R/V Seahawk has been disposed of it is unlikely that the Company will be able to generate such revenue in the future unless it acquires another vessel. The R/V Seahawk was sold for $207,000 by the Supreme Court of Gibraltar and the proceeds were used by the court to pay costs, past due remuneration of the crew and some of the loan that was secured on the vessel.

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

On July 20,1998, the Company agreed to sell its remaining holding of 5,302,084 shares in TEI to First Consolidated Financial Corp., a Florida corporation, for a total consideration of $450,677 ($0.085 per share). The agreement provided for the cash to be paid in five installments, $180,270 on the date of the agreement and at least $50,000 during each of September, October and November 1998 with the balance in by December 31, 1998. In the event, after paying the first installment, no further payment was made until November 10, 1998, when the Company accepted a discount of $10,407 in return for the whole of the balance being paid on that date. Since all the Company's artifacts have been sold it is unlikely that it will be able to generate revenue of that nature in the future.

Apart from seeking to raise revenue from assets the Company has also sought to raise cash from issues of stock and conserve cash by the conversion of debt into equity.

In March, 1999 the Company entered an agreement with Drexel Aqua Technologies, Inc., a Delaware corporation, under which Drexel was to purchase 36,000,000 shares of the Company's Series 2 Preferred Stock for $500,000. The consideration was to be paid at the rate of $50,000 or more each month and the
stock was to be issued on a pro   rata basis. On payment of the first $50,000

Drexel were entitled to appoint two directors to the board of the Company and on payment of the second $50,000 Drexel were entitled to appoint a third director. On full payment of the consideration Drexel were entitled to appoint a total of four directors. The proceeds of the sale were to be used specifically for current payroll, taxes, rent, administrative expenditures, legal fees and the costs of shareholder meetings. At the same time the Company and Drexel signed an agreement subject to due diligence, for the Company to acquire the entire share capital of Drexel's wholly owned subsidiary, Sindia Expedition, Inc.("SEI") for shares of Common Stock in the Company. The number of shares to be issued for the acquisition of SEI was to depend on the valuation of that corporation. SEI is the sole owner of all the rights to a shipwreck in Ocean City, New Jersey known as the Sindia.

The receipts from the Drexel private placement enabled the Company to pay its day to day expenses while the installments were received. However, after the first three installments the payments were always later and less than provided for by the contract. As of May 15, 2000 the Company had received only $257,374 of the $500,000 due under the Drexel arrangement and the agreement was canceled. In order for the Company to remain in business it is necessary for the Company to generate new sources of revenue or to raise additional financing. The Company's current and future efforts to obtain additional financing will concentrate on offering additional equity to investors until such time as the Company's operational cash flow is self-supporting. On June 25, 2000, the Company signed an agreement with Consolidated Holdings Investment & Philanthropic Group, Inc.,(CHIP)a privately held Pennsylvania corporation, which has options to invest in companies involved in engineering, manufacturing and real estate, to acquire the entire share capital of CHIP for newly issued shares of the Company's no par common stock. The Agreement is subject to due diligence being performed by and appropriate warranties being given by both parties and subject to approval at a Special Meeting of the Company's stockholders. Immediately prior to the acquisition, the Company plans to effect a one for one hundred reverse split of its common stock and issue CHIP's shareholders with approximately 8 million shares of Common stock in exchange for CHIP's share capital. Immediately after the acquisition, CHIP's shareholders will own approximately 75 % of the Company's issued common shares. If the acquisition is completed the Company believes that the reorganized company's operational cash flow will be sufficient to enable controlled growth by further acquisitions using stock and cash.

ITEM 7.  FINANCIAL STATEMENTS.

Please see pages F-1 through F-52.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its independent certified public accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Directors and Officers of the Company are as follows:

      Name               Age             Positions and Offices Held

John T. Lawrence         52         Chief Executive Officer, President,
                                    Director of the Company, and Chairman
                                    of the Board

John B. Balch            52         Secretary, Chief Operating Officer and
                                    Director of the Company

J. Robert Shaw           46         Director of the Company

Dennis Parisi            54         Director

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

JOHN P. BALCH has served as a Director of the Company and as Chief Operating Officer from May 1994 to December 1999. Mr. Balch has also served as Managing Director of OSEL GROUP (see above) since November 1988. Mr. Balch served as General Manager and Director of OSEL GROUP from 1983 until 1988. From 1975 until 1979, he served as Operations Manager for DHB, a subsidiary of Oceaneering International, Inc., which manufactured Atmospheric Diving Systems. From 1979 until 1983, Mr. Balch served as Managing Director of DHB and Worldwide Program Manager for Oceaneering ADS. From 1969 until 1975, he progressed from toolmaker to development engineer then product manager in three precision engineering companies. Mr. Balch received a City and Guilds HNC in Mechanical Engineering from Highbury College, Portsmouth, England in 1969.

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

DENNIS PARISI Joined the Board of Directors on June 23, 1999 pursuant to a stock purchase agreement entered into between Drexel Aqua Technologies, inc. and the Company. For the past five years Mr. Parisi has been President and principal shareholder of Drexel Aqua Technologies, inc., a New Jersey based corporation specializing in the financing of, and investment in, shipwreck projects.

COMPLIANCE WITH SECTION 12(A) OF THE SECURITIES EXCHANGE ACT OF 1934

ITEM.10 EXECUTIVE COMPENSATION

The following table summarizes the compensation for the years ended December 31, 1996, 1997 and 1998, of the Company's Chief Executive Officer and Chief Operating Officer:

                          SUMMARY COMPENSATION TABLE

                                                            LONG-TERM COMPENSATION
                                                     ---------------------------------
                           ANNUAL COMPENSATION            AWARDS           PAYOUTS
                     ------------------------------  ----------------- ---------------
                                                             SECURI-
                                                             TIES
                                                             UNDERLY-
                                          OTHER    RE-       ING               ALL
                                          ANNUAL   STRICTED  OPTIONS/          OTHER
NAME AND PRINCIPAL                        COMPEN-  STOCK     SARs     LTIP    COMPEN-
POSITION            YEAR SALARY   BONUS   SATION   AWARD(S)  (NUMBER) PAYOUTS SATION
------------------  ---- ------   -----   ------   --------  -------- ------- -------
John T. Lawrence,   1998 $132,000  -0-     -0-       -0-        -0-     -0-     -0-
 Chief Executive    1997 $132,000  -0-     -0-       -0-        -0-     -0-     -0-
 Officer            1996 $120,000  -0-     -0-       -0-        -0-     -0-     -0-

John P. Balch,      1998 $132,000  -0-     -0-       -0-        -0-     -0-     -0-
 Chief Operating    1997 $132,000  -0-     -0-       -0-        -0-     -0-     -0-
 Officer            1996 $120,000  -0-     -0-       -0-        -0-     -0-     -0-


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

In 1998, Mr. Lawrence and Mr. Balch were each paid $44,856 of their $132,000 salary and the balance of $87,144 was accrued for each of them as at December 31, 1998.

The unpaid salary accrues interest at the rate of 12% per annum.

The following table sets forth certain information relating to option grants pursuant to the Company's Employee Stock Option Plan in the year ended December 31, 1998, to the individual named in the Summary Compensation Table above.

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

EMPLOYEE STOCK OPTION PLAN

During April 1990, the Board of Directors adopted the Employee Stock Option Plan (the "Plan") which was approved by the Company's shareholders on December 14, 1990. The Plan terminated in April, 2000. The Plan authorized the issuance of options to purchase up to 400,000 shares of the Company's Common Stock.

The Plan allowed the Board to grant stock options from time to time to employees, officers and directors of the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions were determined by the Board at the time options were granted. The option price for any option was to be no less than the fair market value of the Common Stock on the date the option was granted.

In January 1999, the Company issued to Mr. Lawrence and Mr. Balch options to purchase 100,000 shares each at a price of $0.03 per share, pursuant to the renewal of their employment contracts.

OTHER STOCK OPTIONS AND WARRANTS

In January 1997, the Company issued to Mr. Lawrence and Mr. Balch warrants to purchase 50,000 shares each at a price of $0.13 per share and 500,000 shares each at $0.13 per share pursuant to the renewal of their employment contracts.

In July 1997, Mr. Shaw was granted 200,000 warrants to purchase shares at a price of $0.11 per share as compensation for joining the Board of Directors.

In January 1999, the Company issued to Mr. Lawrence and Mr. Balch options to purchase 100,000 shares each at a price of $0.03 per share and issued to Mr. Shaw options to purchase 50,000 shares at $0.03 per share pursuant to the renewal of their terms of office as directors.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The following table sets forth, as of July 20, 2000, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common Stock, all Directors individually and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                       AMOUNT OF
NAME AND ADDRESS                       BENEFICIAL          PERCENTAGE
OF BENEFICIAL OWNER                    OWNERSHIP            OF CLASS
-------------------                    ----------          ----------

Carl Anderson                           8,411,612 (1)         18.4%
19235 Highway 41 North
Lutz, FL  33549

Dennis Parisi                           4,354,183 (2)          9.5%
99 E. Main Street
E. Islip, NY 11730

John T. Lawrence                        2,436,116 (3)          5.3%
5102 South Westshore Boulevard
Tampa, FL  33611

John P. Balch                           2,332,183 (4)          5.1%
5102 South Westshore Boulevard
Tampa, FL  33611

J. Robert Shaw                            320,000 (5)           .6%
5102 South Westshore Boulevard
Tampa, FL 33611

All Officers and                        4,188,295 (2)(3)      20.5%
Directors as a Group                              (4)(5)
(4 Persons)
_________________

(1) Includes 5,046,250 shares underlying currently exercisable warrants held by Mr. Anderson and 400,000 shares that Mr. Anderson's Series 4 Preferred Stock is currently convertible into.

(2) Comprises of 4,354,183 shares that Drexel Aqua Technology, Inc., a corporation controlled by Mr. Parisi, can currently convert its Series 2 Preferred Stock into.

(3) Includes 1,600,000 shares underlying currently exercisable options and 50,000 shares underlying currently exercisable warrants held by Mr. Lawrence, and 400,000 shares that Mr. Lawrence's Series 4 Preferred Stock is currently convertible into.

(4) Includes 1,600,000 shares underlying currently exercisable options and 50,000 shares underlying currently exercisable warrants held by Mr. Balch, and 400,000 shares that Mr. Balch's Series 4 Preferred Stock is currently convertible into.

(5)  Includes 300,000 shares underlying currently exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1997, Carl Anderson loaned to the Company a total of $322,650 interest free. In September 1997, Anderson expressed his intention to convert $278,200 of the loans into 2,140,000 shares of common stock of the Company by exercising his AH1 warrants and the Company issued a 1 year note for the balance of $45,000 repayable on October 31, 1998 with 12% annual interest. The note was repaid in December 1998 but the Company was unable to comply with the request to convert the $278,200 because it had insufficient authorized common stock available. In May 1999 the Company entered into an Agreement with Mr. Anderson under which the remaining $278,000 was incorporated into a convertible note with interest accruing on an annual basis at 18% from September 1997. The note provided that the loan and accrued interest would be repaid in cash or, at Anderson's option, in the Company's common stock at the conversion rate of $0.035 per share on December 31, 1999 (the "First Due Date"). The Agreement also provided that in the event that the Company does not repay the loan on that date, the Note will be extended on the same terms for one year to December 31, 2000, at which time the principal and accrued interest must be repaid in cash or, at the at Anderson's option, in the Company's common stock at the conversion rate of $0.025 per share. As an incentive to enter this agreement the Company extended the expiration date of Mr. Anderson's T1 and AH2 warrants to December 31, 2000, and reduced the exercise price to $0.05 per share. In June 2000, Mr. Anderson agreed to convert the Loan and accrued interest, together with $10,000 owed to him for leasing a car to the company into 414,000 shares of the Company's Series 5 Preferred Stock.

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

In March, 1999 the Company entered an agreement with Drexel Aqua Technologies, Inc., a Delaware corporation controlled by Mr. Parisi, under which Drexel was to purchase 36,000,000 shares of the Company's Series 2 Preferred Stock for $500,000. The consideration was to be paid at the rate of $50,000 or more each
month and the stock was to be issued on a pro   rata basis. On payment of the
first $50,000 Drexel were entitled to appoint two directors to the board of the Company and on payment of the second $50,000 Drexel were entitled to appoint a third director. On full payment of the consideration Drexel were entitled to appoint a total of four directors.

The proceeds of the sale were to be used specifically for current payroll, taxes, rent, administrative expenditures, legal fees and the costs of shareholder meetings. At the same time the Company and Drexel signed an agreement subject to due diligence, for the Company to acquire the entire share capital of Drexel's wholly owned subsidiary, Sindia Expedition, Inc.("SEI") for shares of Common Stock in the Company. The number of shares to be issued for the acquisition of SEI was to depend on the valuation of that corporation. SEI is the sole owner of all the rights to a shipwreck in Ocean City, New Jersey known as the Sindia.

The receipts from the Drexel private placement enabled the Company to pay its day to day expenses while the installments were received. However, after the first three installments the payments were always later and less than provided for by the contract. As of May 15, 2000 the Company had received only $257,374 of the $500,000 due under the Drexel arrangement and the agreement was canceled.

As of December 31, 1998, John Balch and John Lawrence were each owed $287,450 in past due salaries and 67,447 in interest thereon calculated at 12% per year. In April 1999, the Company settled all past due payroll commitments by issuing a 2 year 12% per annum Note to four individuals, secured by the Company's interest in Pesqamar. At that date John Balch and John Lawrence were owed an aggregate of $800,000 for past due salaries and accrued interest. That sum was incorporated into a 2 year 12% per annum Note in the name of United Commodities International, Ltd.(UCIL), a corporation controlled by Mr. Balch and Mr. Lawrence. In June 2000, UCIL agreed to convert the Note and accrued interest into 1,000,000 shares of the company's Series 5 Preferred Stock.

Since October 1996, Mr. Anderson has leased an automobile to the Company at the rate of $5,000 per year.

In June 2000, Carl Anderson was awarded 500,000 warrants to purchase the Company's common stock at $2.00 per share, in recognition of services he and his employees had performed on behalf of the Company.

As of June, 2000, Mr. Shaw was owed $22,000 by the Company for unpaid director's fees. At that date Mr. Shaw agreed to convert that debt into 22,000 shares of the Company's Series 5 Preferred Stock.

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

                       SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
                                                                    Page

Report of Independent Certified Public Accountants ...............  F-3

Consolidated Balance Sheet as of December 31, 1998 ...............  F-4

Consolidated Statements of Operations for the Years
Ended December 31, 1998 and 1997..................................  F-5

Consolidated Statement of Stockholders' Equity for
the Years Ended December 31, 1998 and 1997........................  F-6

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1998 and 1997..................................  F-7-8

Notes to Consolidated Financial Statements .......................  F-9-28

                               SEAHAWK I, LTD.

Report of Independent Certified Public Accountants ...............  F-29

Statement of Liquidating Activities For the nine
months ended September 30, 1998 ..................................  F-30

Notes to the Financial Statements ................................  F-31-33

                               SEAHAWK II, LTD.

Reports of Independent Certified Public Accountants ..............  F-34

Balance Sheet as of December 31, 1998 ............................  F-35

Statements of Operations for the Years Ended December 31,
1998 and 1997 ....................................................  F-36

Statements of Partners' Capital for the Years Ended
December 31, 1998 and 1997 .......................................  F-37

Statements of Cash Flows for the Years Ended December 31,
1998 and 1997 ....................................................  F-38

Notes to Financial Statements ....................................  F-39-42

                          EAGLE PARTNERS, LTD.

Reports of Independent Certified Public Accountants ..............  F-43

Statement of Net Assets (Liabilities) in Liquidation
as of December 31, 1998 ..........................................  F-44

Statements of Changes in Net Assets (Liabilities) in
Liquidation on December 31, 1998 .................................  F-45

Statement of Operations for the Years Ended
December 31, 1998 and 1997  -  Historical Basis ..................  F-46

Statements of Partners' Capital for the Years Ended
December 31, 1998 and 1997 - Historical Basis ....................  F-47

Statements of Cash Flows for the Years Ended
December 31, 1998 and 1997 .......................................  F-48

Notes to Financial Statements ....................................  F-49-52

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
Seahawk Deep Ocean Technology, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Seahawk Deep Ocean Technology, Inc. as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seahawk Deep Ocean Technology, Inc. as of December 31, 1998 and the results of its operations, changes in stockholders' equity and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,119,032 for 1998 and has incurred substantial net losses for each of the past several years resulting in an accumulated deficit of $15,449,791. At December 31, 1998, the Company has negative working capital as indicated by current liabilities exceeding current assets by $2,273,020. These factors, in addition to other factors as discussed in Note 13, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in operation.


                                /s/ Giunta, Ferlita & Walsh, P.A.

                                Giunta, Ferlita & Walsh, P.A.
                                Tampa, Florida
                                July 1, 2000

                  SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
                      CONSOLIDATED BALANCE SHEET

                          DECEMBER 31, 1998

CURRENT ASSETS
 Cash and cash equivalents                        $    16,510
 Accounts receivable - other                            6,200
 Prepaid expenses                                      11,115
                                                  -----------
   Total current assets                                33,825
                                                  -----------

PROPERTY AND EQUIPMENT, Net                           526,523

OTHER ASSETS
 Accounts and notes receivable - affiliate,
  less losses in excess of investment in
  affiliate of $40,820                                      -
 Deposits and advances                                 14,025
 Purchased shipwreck research, net of $25,000
  amortization                                              -
                                                  -----------
   Total other assets                                  14,025

TOTAL ASSETS                                      $   574,373
                                                  ===========

CURRENT LIABILITIES
 Accounts payable                                 $   264,663
 Accrued expenses
  Salaries                                             45,284
  Interest due related parties                        198,415
  Interest due others                                  29,131
  Other                                                23,905
  Provision for lawsuit                               700,000
 Due to related parties                               293,800
 Accrued officers' salaries                           574,900
 Notes payable - others                               176,747
                                                  -----------
   Total current liabilities                        2,306,845

STOCKHOLDERS' EQUITY
 Preferred stock - no par value,
  60,000,000 shares authorized, 552,460
  shares issued and outstanding                       116,500
 Common stock - no par value, 30,000,000
  shares authorized, 28,181,991 shares
  issued and outstanding                           13,595,628
 Paid in capital-stock options                          5,191
 Accumulated (deficit)                            (15,449,791)
                                                  -----------
                                                   (1,727,472)
                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   574,373
                                                  ===========

The accompanying notes are an integral part of these financial statements.

                    SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                               1998           1997
                                           -----------    -----------
REVENUES
 Income - affiliates                       $    25,000    $    40,000
 Rental income - others                        313,000        135,717
 Gain on sales of artifacts                    459,356          1,392
                                           -----------    -----------
   Total revenues                              797,356        177,109

OPERATING EXPENSES
 Vessel - operations                           424,747         77,041
 South American Project                         22,387         36,305
 Conservation                                    3,000         53,210
 Depreciation and amortization                 137,781        141,424
 Rent                                           64,838         33,413
                                           -----------    -----------
   Total operating expenses                    652,753        341,393

GENERAL AND ADMINISTRATIVE EXPENSES            589,829        560,618
                                           -----------    -----------
   Total expenses                            1,242,582        902,011

(LOSS) FROM OPERATIONS                        (445,226)      (724,902)
                                           -----------    -----------

OTHER INCOME (EXPENSE)
 Interest income - affiliate                    23,638         58,930
 Interest expense                             (248,042)      (123,718)
 Other income (expense)                              -          1,624
 Gain (Loss) on sale of marketable
  securities                                  (486,833)             -
 Gain (Loss) on sale of equipment              (12,750)         3,295
 Reduction of accounts payable provision             -        169,364
 Provision for lawsuit                        (700,000)             -
 Release of provision for receivables
  from Seahawk I, Ltd.                         757,301              -
 Gain (Loss) on investment in less
  than 50 % owned entities                      (7,120)       (82,530)
                                           -----------    -----------
   Total other income (expense)               (673,806)        26,965
                                           -----------    -----------
NET (LOSS)                                 $(1,119,032)   $  (697,937)
                                           ===========    ===========

NET (LOSS) PER SHARE                       $     (0.04)   $     (0.02)
                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES AND COMMON SHARES EQUIVALENTS
 OUTSTANDING                                27,871,766     26,653,790
                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.

                   SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                            PAID IN
                 PREFERRED STOCK          COMMON STOCK      CAPITAL     ACCUMULATED
                 SHARES    AMOUNT    SHARES        AMOUNT    STOCK        DEFICIT
                             $                        $        $             $
                 -------  -------   ----------   ----------  -------    -----------

Balance,
 December 31,
 1996            200,000   50,000   26,134,366   13,281,498   5,191     (13,632,822)
Common Stock
 Issued:
  For cash                             270,185       36,050
  For services                         280,000       35,000
  For debt                             784,444      127,580
  Issued to
   officers for
   accrued
   remuneration                        100,000       12,500
  For extending
   a loan                               25,000        4,500
  As penalty on
   contract                            100,000       12,500
Net (loss)                                                                 (697,937)
                 -------   ------   ----------   ----------   -----    ------------
Balance,
 December 31,
 1997            200,000   50,000   27,693,991   13,509,628   5,191     (14,330,759)

Stock
 Converted      (200,000) (50,000)     200,000       50,000
 Issued:
  For cash         2,460   61,500
  For services   550,000   55,000
  For debt                             288,000       36,000

Net (loss)                                                              ( 1,119,032)
                 -------   ------   ----------   ----------   -----     -----------
Balance,
 December 31,
 1998            552,460   116,500   28,181,991   13,595,628   5,191    (15,449,791)
                 =======   =======   ==========   ==========   ======   ============











The accompanying notes are an integral part of these financial statements

                  SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997

                                                   1998            1997
                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                     $(1,119,032)   $  (697,937)
 Adjustments to reconcile net loss to net
  cash (used)provided by operating activities:
   Depreciation and amortization                    137,781        139,424
   Provision for bad debt                            10,109         15,000
   (Gain)Loss on sale of equipment                   12,750         (3,295)
   (Gain)Loss on sale of artifact inventory        (459,356)             -
   Loss on marketable securities                    486,833              -
   Stock issued for services                         55,000         92,500
   (Gain)Loss on investment in less than
    50% owned entities                                7,120         82,510
   Release of provision for Seahawk I receivables  (757,301)             -
   (Increase) decrease in:
    Other receivables                                (3,238)        10,889
    Inventory                                             -          3,687
    Prepaid expenses                                 (5,817)        36,515
    Accounts receivable affiliates                1,031,328        (60,435)
    Deposits                                            750         (3,089)
   Increase (decrease) in:
    Accounts payable                               (139,842)      (208,867)
    Accrued expenses                                936,111        324,818
                                                -----------    -----------
     Net cash (used) provided by operating
      activities                                    193,196       (268,279)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property and equipment             -          5,295
 Proceeds from sale of marketable securities        414,522              -
 Marketable securities acquired from artifact
  sale and repayment of Seahawk I debt             (901,354)             -
 Proceeds from sale of artifact inventory           762,429              -
 Purchases of property and equipment                 (4,340)       (76,529)
                                                -----------    -----------
     Net cash (used)provided by investing
      activities                                    271,257         71,234
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of notes payable - related                78,100        218,200
 Issuances of notes payable - other                 220,924        208,655
 Repayment of notes payable - related              (126,186)             -
 Repayment of notes payable - other                (681,410)      (124,799)
 Proceeds from issuance of stock                     61,500         36,050
                                                -----------    -----------
     Net cash (used)provided by financing
      activities                                   (447,072)       338,106
                                                -----------    -----------
     NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                               17,381         (1,407)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         (871)           536
                                                -----------    -----------
     CASH AND CASH EQUIVALENTS AT END OF YEAR   $    16,510    $      (871)
                                                -----------    -----------
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                 $   186,018    $    33,626
                                                ===========    ===========
  Taxes paid                                    $         -    $         -
                                                ===========    ===========



The accompanying notes are an integral part of these financial statements.

SUMMARY OF SIGNIFICANT NON-CASH TRANSACTIONS

During 1997:

1. Several debt holders converted their debt to stock. A summary of the debt converted to stock is as follows:

                                      Common Stock
                                   Amount     Shares
                                  --------   --------

Accounts payable                  $ 31,500    195,107
Accrued salary                      12,500    100,000
Notes payable-other                 96,080    589,333
                                  --------    -------
                                  $140,080    884,440
                                  ========    =======

2. The Company issued 130,000 shares of its Common Stock to each of two directors of Pesqamar, the Company's Brazilian joint venture company, as payment for past services rendered to Pesqamar.

3. The Company issued 4,000 shares of its Common Stock to each of five persons who served in an advisory group to the Company's Board.

4. The Company issued 25,000 shares of its Common Stock to a person as an inducement to extend a loan for a further period of 12 months.


During 1998:

1. The Company issued 288,000 shares of its Common Stock to a person in payment of a note for $36,000.

2. The Company issued 200,000 shares of its Common stock to a corporation to redeem 200,000 shares of its Series 1 Preferred stock with a redemption value of $50,000.


















The accompanying notes are an integral part of these financial statements.

                     SEAHAWK DEEP OCEAN TECHNOLOGY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION  AND BUSINESS

Organization

Seahawk Deep Ocean Technology, Inc. (the "Company") was organized as a Colorado corporation on September 17, 1986 for the purpose of acquiring a business opportunity. On October 14, 1988 the Company completed its initial public offering of 1,200,000 shares of common stock at an offering price of $.50 per share. On March 13, 1989, the Company issued 2,000,000 shares of its no par value common stock to the holders of 100% of the outstanding common stock of R/V Seahawk, Inc. (a Florida corporation organized on May 23, 1988) in an exchange transaction in which R/V Seahawk, Inc. became a wholly owned subsidiary of the Company. On March 2, 1992, R/V Seahawk Inc. was merged into the Company. On September 12, 1989 the Company organized Seahawk Museum Development, Inc. and acquired 100% interest with the purchase of 625,000 shares of its common stock.On November 3, 1995, the Company issued 2,400,000 shares of its no par value common stock to the holders of 100% of the outstanding common stock of Seahawk, Inc. (an Alabama corporation organized on March 6, 1987 for the purpose of chartering a research vessel) in an exchange transaction in which Seahawk, Inc. became a wholly owned subsidiary of the Company. On March 31, 1996, Seahawk, Inc. was merged into the Company.

In February, 1999, the Company organized RV Seahawk, Inc., a Florida Corporation, and acquired its entire share capital for $100. The Company then transferred the R/V Seahawk into RV Seahawk, Inc.

Nature of Business

The Company is an oceanographic service company that is involved in deep water search, survey and recovery operations. The Company has also served as the general partner for limited partnerships that were formed for the purpose of raising money to search for and locate shipwrecks. The Company owned and operated a variety of sub-ocean equipment including an 83 foot research vessel, ROVs (Remote Operated Vehicles), and other specialized search and recovery equipment which enabled it to locate, photograph and retrieve items lost in deep water. In January 2000, the research vessel was sold. (see Note
18). Under the terms of a Letter of Intent dated June 20, 2000, with Consolidated Holdings Investment & Philanthropic Group, Inc.(CHIP), a private Pennsylvanian corporation, it is proposed that the Company acquires several separate businesses that include industrial engineering, real estate investment, and asset chartering. If the acquisition is completed, the nature of the Company's business will be predominantly that of an industrial holding company, although the Company intends to continue certain of its oceanographic activities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Seahawk Deep Ocean Technology, Inc. and its wholly owned subsidiary, Seahawk Museum Development, Inc. All significant intercompany accounts and transactions have been eliminated.Use of EstimatesManagement uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.Revenue RecognitionThe Company derives its revenue primarily from rental of search and recovery vessels, deep ocean survey and search equipment, remote operating vehicles, and other electronic equipment to related and unrelated parties, as well as from its distributive share of limited partnerships' net income.Accounts Receivable and Credit ConcentrationTrade accounts receivable includes the following:

     Charter payments due                             $ 173,620
     Less provision for uncollectible
      accounts since debtor has filed for
      protection under the Federal Bankruptcy Act      (173,620)
     Due from unrelated party considered to be
      100% collectible                                    6,200
                                                      ---------
                                                      $   6,200
                                                      =========

Accounts and Notes Receivable - Affiliate

The Company uses the allowance method to account for uncollectible affiliate accounts. The Company has provided an allowance for uncollectible accounts since management considers the losses in excess of its investments in affiliates as a provision for uncollectible accounts. (See Note 3).

Depreciation

Property and equipment is stated at historical cost. Depreciation is provided using the straight-line method for financial reporting purposes at rates based on the assets' estimated useful lives. The major components of assets and their estimated useful lives are as follows:

                                     December 31,1998          Years
                                     ----------------          -----
Vessel "Seahawk"                      $   675,378               10
Equipment on vessel and other             731,889              5 - 10
                                      -----------
                                        1,407,267
Less - accumulated depreciation          (880,744)
                                      -----------
                                      $   526,523
                                      ===========

For income tax purposes, depreciation is computed using accelerated methods over statutory periods.

Investment in Affiliates

The Company's investment in Seahawk I, Ltd., Seahawk II, Ltd. and Eagle Partners, Ltd. (less than 50% owned entities) was recorded on the equity method. Under this method, the basis of such investments, including loans, advances, and receivables are increased or decreased by the Company's distributive share of the Partnerships' income or loss. The partnerships were formed for the purpose of funding the search for deep-water shipwrecks in pre-designated areas. In March 1998, Seahawk I, Ltd. sold its entire collection of artifacts and used most of the proceeds to repay the Note receivable, accrued interest and accounts receivable to the Company, although there was no repayment of the original investment. Seahawk I, Ltd. was closed on September 30, 1998.

In accordance with the December 31, 1998 Eagle Partners Ltd. plan of liquidation, the financial statements for that partnership, as of December 31, 1998, were stated on a liquidation basis with an estimated liquidation value of zero. Accordingly, the Company wrote off its investment and related receivable accounts from Eagle Partners, Ltd. at December 31, 1998, which resulted in a net loss of $0 because the investment and related receivable accounts had already been provided for.

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

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE FROM AND INVESTMENTS IN AFFILIATES

The Company is a general partner and a less than 50% interest owner in Eagle Partners, Ltd. and Seahawk II, Ltd. (Florida limited partnerships). The partnerships are accounted for on the equity method. The report of independent certified public accountants on the 1998 financial statements of Seahawk II, Ltd., includes an explanatory paragraph raising substantial doubt about the partnership's ability to continue as a going concern. Pursuant to the partnership agreements, net losses of the Partnerships will be allocated as follows:

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

The accounts and notes receivable from affiliate, less losses in excess of investment in affiliate at December 31, 1998 is detailed as follows:

                                       SEAHAWK II
                                          LTD.

            Accounts receivable         $ 48,575
            Less losses in excess of
             investment in affiliates    (48,575)
                                        --------
                                        $      0
                                        ========

The Company has recorded losses in excess of its investments due to management's commitment to provide additional financial support. In 1998, the Company recorded its share of losses from affiliates primarily as a result of invoices billed to the affiliates for services provided. Therefore, the Company considers the negative investment account as a provision for uncollectible accounts.

Release of Provisions for Uncollectible Accounts from Seahawk I

In March 1998, Seahawk I, Ltd. sold its entire collection of artifacts for $541,982 cash and 6,263,350 shares in the common stock of the purchaser, Treasure Exhibits International, Inc., a total consideration of $1,606,752. In accordance with the Partnership Agreement the partnership used most of the proceeds to repay the note receivable, accrued interest and accounts receivable to the Company. Consequently, the Company released the losses in excess of investment that it had recorded as a provision for uncollectible accounts from Seahawk I, Ltd. in the sum of $757,301. (See Note 17 SALE OF ARTIFACTS)

NOTE 4 - INVESTMENT IN AFFILIATES

Summarized financial statement information is shown below:

SEAHAWK II, LTD.
----------------

BALANCE SHEET
December 31, 1998
ASSETS:
  CURRENT ASSETS                        $       52
                                        ----------
TOTAL ASSETS                            $       52
                                        ==========
LIABILITIES AND
 PARTNERS' CAPITAL:
  CURRENT LIABILITIES                   $   41,775
  PARTNERS CAPITAL:
   Capital contributions                 1,371,250
   Accumulated deficit                  (1,412,973)
                                        ----------
TOTAL PARTNERS'CAPITAL (deficit)           (41,723)
                                        ----------
  TOTAL LIABILITIES AND PARTNERS'
   CAPITAL (deficit)                    $       52
                                        ==========

STATEMENT OF OPERATIONS
For the year ended December 31
SEAHAWK II, LTD.
----------------
                                          1998          1997
                                        --------      --------
REVENUES                                $      -      $      -
COST OF REVENUES                               -             -
GROSS PROFIT                                   -             -
OPERATING GENERAL
 AND ADMINISTRATIVE EXPENSES              10,000        11,000
                                        --------      --------
LOSS FROM OPERATIONS                     (10,000)      (11,000)
OTHER EXPENSES                                 -             -
                                        --------      --------
NET LOSS                                $(10,000)     $(11,000)
                                        ========      ========

In accordance with the December 31, 1998 Eagle Partners, Ltd. plan of liquidation, the financial statements for that partnership, as of December 31, 1998, were stated on a liquidation basis with an estimated liquidation value of zero. Accordingly, the Company wrote off its investment and related receivable accounts from Eagle Partners, Ltd. at December 31, 1998, which resulted in a net loss of $0 because the investment and related receivable accounts had already been provided for.

NOTE 5   DEPOSITS AND ADVANCES

Deposits and advances at December 31, 1998 consist of the following:

             Deposit on rented real estate              $ 1,500
             Utility deposits                             4,870
             Other deposits                                 205
             Advance for use of automobile                7,450
                                                        -------
                                                        $14,025
                                                        =======
NOTE 6 - DUE TO RELATED PARTIES

Amounts due to related parties at December 31, 1998 comprises:
                                  Interest                    Amount
                       Due on       Rate      Secured on       Due
                      ---------   --------    ----------     --------

Accrued director's
 fees                 demand        none         none        $ 15,000
Loan pending stock
 issue                none           18%         none         278,200
Unsecured Note        demand        none         none             600
                                                             --------
                                                             $293,800
                                                             ========

In May 1999 the Company entered into an Agreement with Mr. Anderson under which the $278,000 was incorporated into a convertible note with interest accruing on an annual basis at 18% from September 1997. The note provided that the loan and accrued interest would be repaid in cash or, at Anderson's option, in the Company's common stock at the conversion rate of $0.035 per share on December 31, 1999 (the "First Due Date"). The Agreement also provided that in the event that the Company does not repay the loan on that date, the note will be extended on the same terms for one year to December 31, 2000, at which time the principal and accrued interest must be repaid in cash or, at Anderson's option, in the Company's common stock at the conversion rate of $0.025 per share. As an incentive to enter this agreement the Company extended the expiration date of Mr. Anderson's T1 and AH2 warrants to December 31, 2000, and reduced the exercise price to $0.05 per share. In June 2000, Mr. Anderson agreed to convert the Loan and accrued interest, together with $10,000 owed to him for leasing a car to the company into 414,000 shares of the Company's Series 5 Preferred Stock.

NOTE 7 - NOTES PAYABLE - OTHERS

Notes payable - others, at December 31, 1998 comprises:

                            Interest               Book Value     Amount
                  Due on      Rate    Secured on   of Security      Due
--------------    ------    --------  ----------   -----------   --------
Unsecured note    demand       8%                  $    -        $ 83,129
repayable at
$1,000 monthly

Secured Loan                  15%     Equipment    $  26,337       24,142
repayable at
$438.95 monthly

Other             demand     none                                  69,476
                                                                 --------
                                                                 $176,747
                                                                 ========

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

Preferred Stock

The Company is authorized to issue 60,000,000 shares of Preferred Stock, no par value. The Preferred Stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The Company designated 200,000 shares of its Preferred Stock as Series 1 Convertible Preferred Stock. All the Series 1 Convertible Preferred Stock was converted into 200,000 shares of Common Stock in August 1998. In January 1997, the Company designated 30,000,000 shares of its Preferred Stock as Series 2 Preferred Stock. In February 1998, the Company designated 550,000 shares of its Preferred stock as Series 3 Preferred Stock. In February 1999, the Company designated 4,000 of its Preferred stock as Series 4 Preferred Stock. 2,700 shares of the Series 4 were outstanding as of May 31, 2000. In March 1999, the Company designated an additional 6,000,000 of its Preferred stock as Series 2 Preferred Stock. Approximately 18,530,917 shares of the Series 2 were outstanding as of May 31, 2000. In August 1999, the Company designated an additional 1,000,000 shares of its Preferred Stock as Series 3 Preferred Stock. 1,550,000 shares of the Series 3 were outstanding as of May 31, 2000.

The Series 1 Convertible Preferred Stock had the following rights and preferences:

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

   (i)  December 1, 1999;

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

The Company may redeem shares of the Series 2 Stock at any time, at its option, on giving 7 days notice, at a price equal to the higher of $0.0134 per share or the average closing bid and asked prices for its Common Stock for the 10 days prior to the date of the redemption notice. The Company is required to redeem the Series 2 shares at the price set forth in the paragraph above on or before February 1, 2007.

Each share of the Series 2 Stock is entitled to one vote and votes with holders of the Common Stock as a single class.

The Series 3 Convertible Preferred Stock has the following rights and preferences:

Each share may be converted into one share of the Company's Common Stock at the option of the holder at any time after January 31, 2000. In the event that the average closing bid price for the Company's Common Stock is at least $1.00 per share for 10 consecutive trading days, all the outstanding Series 3 Stock will be automatically converted on a one for one basis.

The Company may redeem shares of the Series 3 Stock at any time, at its option on giving 7 days notice, at a price of $0.10 per share. The Company is required to redeem the Series 3 shares at the aforementioned price on or before July 1, 2003.

Each share of the Series 3 Stock is entitled to one vote and votes with holders of the Common Stock as a single class.

The Series 4 Convertible Preferred Stock has the following rights and preferences:

Each share may be converted into one thousand shares of the Company's Common Stock at the option of the holder at any time after July 1, 1999. In the event that the average closing bid price for the Company's Common Stock is at least $1.00 per share for 10 consecutive trading days, all the outstanding Series 4 Stock will be automatically converted on a one thousand for one basis.

The Company may redeem shares of the Series 4 Stock at any time, at its option on giving 7 days notice, at a price of $25.00 per share. The Company is required to redeem the Series 4 shares at the aforementioned price on or before July 1, 2003.

Each share of the Series 4 Stock is entitled to one vote and votes with holders of the Common Stock as a single class.

NOTE 9 - COMMON STOCK OPTIONS AND WARRANTS

On April 18, 1990, the Company's Board of Directors approved a Stock Option Plan (the "Plan"). Under the Plan, stock options, which qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended (the "Code"), can be issued to employees of the Company.
Additionally, options can also be issued to the directors who render valuable contributions to the Company. Pursuant to the Plan, options to purchase up to 400,000 shares of the Company's common stock may be granted to employees and/or Directors of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on the date of the grant (110% of the market value in the case of option granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no options can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's Common Stock). The Plan was approved by the shareholders of the Company on December 14, 1990 and it terminated in April 2000. Option activity during 1997 and 1998 is summarized as follows:

                                 Number of Shares   Price per Share
                                 ----------------   ---------------
Balance December 31, 1996            273,000         $0.13 -  0.83
Granted    1997                            -         $ -
Terminated 1997                     (112,500)        $0.20
Exercised  1997                            -         $ -
                                    --------         -------------
Balance December 31, 1997            160,500         $0.13 -  0.83
Granted    1998                            -         $ -
Terminated 1998                      160,500         $ -
Exercised  1998                            -         $ -
                                    --------         -------------
Balance December 31, 1998                  -         $ -
                                    --------         -------------

The executive options as at December 31, 1998, are described as follows:

                                     Exercise    Expiration
     Date        Number of Shares     Price         Date
     ----        ----------------    --------    ----------
    5/12/95          500,000          $0.30         Note A
    6/25/96          500,000          $0.12         Note A
    1/15/97        1,100,000          $0.13         Note A
    7/16/97          200,000          $0.11         7/16/02
                   ---------
                   2,300,000
                   =========

Note A:  180 Days after Termination of Employment Contract.

In January 1997, the Company issued two officers warrants to purchase 50,000 shares each at a price of $0.13 per share and 500,000 shares each at $0.13 per share pursuant to the renewal of their employment contracts.

In July 1997, a director was granted 200,000 warrants to purchase shares at a price of $0.11 per share as compensation for joining the Board of Directors.

Warrant activity is summarized as follows:

                                 Number of Shares   Price per Share
                                 ----------------   ---------------
Balance December 31, 1996           10,745,525       $0.130 - 5.00
Granted   1997                       1,178,185       $0.110 - 0.25
Exercised 1997                        (256,000)      $0.180
Expired   1997                      (2,813,750)      $0.250 - 5.00
                                    ----------       -------------
Balance December 31, 1997            8,853,960       $0.110 - 5.00
Granted   1998                               -
Exercised 1998                        (288,000)      $0.110
Expired   1998                        (597,143)      $0.250 - 4.00
                                    ----------       -------------
Balance December 31, 1998            7,968,817       $0.125 - 5.00

The following warrants were outstanding on December 31, 1998:

  Date         No. of Shares   Exercise Price   Expiration Date
  ----         -------------   --------------   ----------------
01/21/92            23,000        Note A        Note A
01/21/92            32,191        $2.00         Note B
01/21/92            32,191        $5.00         Note A
01/21/92           119,000        Note C        Note A
04/06/94           142,000        Note C        Note A
04/01/94           400,000        $0.25         12/31/99
07/31/94           606,250        $0.05         12/31/00 Note G,I
11/10/94         1,800,000        $0.32         Note A
09/24/96         2,140,000        $0.13         09/02/99 Note G,H
09/24/96         2,140,000        $0.05         12/31/00 Note G,I
09/26/97            85,000        $0.13         09/26/99
10/31/97            24,000        $0.15         10/31/99
10/08/97           185,185        $0.135        10/08/99
10/20/97           240,000        $0.15         10/20/99
                 ---------
                 7,968,817
                 =========

Note A - 3 months after effective date of Registration Statement Note B - 18 months after effective date of Registration Statement Note C - 110% of lowest closing bid 180 days prior to exercise Note G - Expiration date extended as part of loan agreement
Note H - Warrants had expired by the date of this report
Note I - Exercise price reduced as part of loan agreement

The Company does not have enough authorized and unissued Common Stock to issue to the Warrant/Option Holders if they all exercise their warrants/options. Consequently it is inevitable that the Company will take steps to increase its authorized Common Stock as soon as it is able to fund the necessary Shareholders' Meeting.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation has been recognized for the stock options awarded during the year ended December 31, 1997. However, using the Black-Scholes method of option valuation, the options granted during 1997 are determined to have had no current value on the date of the grant and would have had no effect on the Company's net earnings per share had compensation costs been recorded for such options. No options were issued for the year ended December 31, 1998.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has earned some of its revenues from the rental of a vessel and deep ocean search and survey equipment and the sale of services to Seahawk I, Ltd., Seahawk II, Ltd., Eagle Partners, Ltd. and Eagle Miners Ltd. For the years ended December 31, 1998 and 1997, the Company recorded $25,000 and $930 respectively for such revenues. At December 31, 1998 accounts receivable-affiliates includes $41,775 from these revenues. See Note 3 for discussion of allowances for doubtful accounts and losses in excess of investments in affiliates and its relationship to accounts receivable-affiliates.

From October 1995, Carl Anderson rented a motor car to the Company for $5,000 per annum. At December 31, 1998, the accrued rental due to Anderson was $5,000.

In January, 1997, two officers were each granted 500,000 stock options as an inducement to renew their contract of employment and three directors were each granted 50,000 stock options, all with an exercise price of $0.13 per share.

In July 1997, J. Robert Shaw was appointed a director of the Company and issued 200,000 options to purchase the Company's common stock at $0.11 per share.

During 1997, Carl Anderson loaned to the Company a total of $322,650 interest free. In November 1997, Anderson expressed his intention to convert $278,200 of the loans into 2,140,000 shares of common stock of the Company by exercising his AH1 warrants. The Company issued a 1 year note for the remaining balance of $45,000 repayable on October 31, 1998 with 12% annual interest. The Company was unable to issue the shares to Anderson because it had insufficient authorized common stock available. In May 1999 the Company entered into an Agreement with Mr. Anderson under which the remaining $278,000 was incorporated into a convertible note with interest accruing on an annual basis at 18% from September 1997. The note provided that the loan and accrued interest would be repaid in cash or, at Anderson's option, in the Company's common stock at the conversion rate of $0.035 per share on December 31, (the "First Due Date"). The Agreement also provided that in the event that the Company does not repay the loan on that date, the Note will be extended on the same terms for one year to December 31, 2000, at which time the principal and accrued interest must be repaid in cash or, at the at Anderson's option, in the Company's common stock at the conversion rate of $0.025 per share. As an incentive to enter this agreement the Company extended the expiration date of Mr. Anderson's T1 and AH2 warrants to December 31, 2000, and reduced the exercise price to $0.05 per share. In June 2000, Mr. Anderson agreed to convert the Loan and accrued interest, together with $10,000 owed to him for leasing a car to the company into 414,000 shares of the Company's Series 5 Preferred Stock.

As of December 31, 1998, John Balch and John Lawrence were each owed $287,450 in past due salaries and 67,447 in interest thereon calculated at 12% per year. In April 1999, the Company settled all past due payroll commitments by issuing a 2 year 12% per annum Note to four individuals, secured by the Company's interest in Pesqamar. At that date John Balch and John Lawrence were owed an aggregate of $800,000 for past due salaries and accrued interest. That sum was incorporated into a 2 year 12% per annum Note in the name of United Commodities International, Ltd.(UCIL), a corporation controlled by Mr. Balch and Mr. Lawrence. In June 2000, UCIL agreed to convert the Note and accrued interest into 1,000,000 shares of the company's Series 5 Preferred Stock.

NOTE 11 - INCOME TAXES

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

As of December 31, 1998, the Company had a net operating loss carry forward of approximately $15,000,000, which is available to offset future taxable income. The carry forward will begin to expire in the year 2004. The Company has not recorded a deferred tax asset since a 100% valuation allowance has been provided for.

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

Common Stock Commitments Exceeding Authorized Shares

The Company does not have enough authorized and unissued Common Stock to issue to the Warrant/Option Holders if they all exercise their warrants/options. Consequently it is inevitable that the Company will take steps to increase its authorized Common Stock as soon as it is able to fund the necessary Shareholders' Meeting.

NOTE 13 - GOING CONCERN As shown in the accompanying financial statements, the Company incurred a net loss of $1,114,032 for 1998 and has incurred substantial net losses for each of the past several years resulting in an accumulated deficit of $15,444,791. At December 31, 1998, the Company has negative working capital as indicated by current liabilities exceeding current assets by $2,273,020. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to seek acquisitions of revenue earning companies and assets, not necessarily in the same business as the Company, in return for its stock. Such a transaction is discussed under SUBSEQUENT EVENTS. Management feels that such acquisitions will contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 14 - REDUCTION OF ACCOUNTS PAYABLE PROVISION

During 1997, management reduced the portion of a provision set up in 1993 for accounts payable, which, on the basis of experience gained since that time, management considers no longer necessary. The amount of the reduction was $169,364.

NOTE 15 - PESQAMAR AND ODYSSEY AGREEMENTS

On June 1, 1994, the Company signed an Agreement for Consulting Services with Odyssey Marine Exploration, Inc.(formerly Remarc International, Inc.). The Agreement provided that Odyssey would, at its own expense, seek to obtain for the Company a permit from the appropriate government to search for and salvage a particular shipwreck known as the "Santa Rosa" in Brazilian waters. If such a permit were obtained for the Company by Odyssey, then the Company agreed to grant Odyssey between 6% and 9-1/2% of the gross proceeds of any successful recovery from the project. The actual percentage granted to Odyssey was to depend on the size of portion of the recovery that would be taken by the Brazilian government in return for the permit.In furtherance of the negotiations for the permit, it became prudent to join forces with a Brazilian competitor to form a bidding Consortium. The Consortium rendered the consultancy Agreement with Odyssey inappropriate, and under a Joint Venture Agreement dated August 1995 with the Company, Odyssey agreed to forego its entitlement to the percentage of the gross recovery of the project and instead become equal partners with the Company in a Brazilian domiciled company, Pesqamar Pesquisas Arqueologicas Maritimas Ltda. (Pesqamar), that owns half of the Consortium. The Company and Odyssey each owned 24.5% of the voting common stock of Pesqamar with the remaining 51% being owned by Brazilians. The Company and Odyssey also each own 50% of the non-voting preferred stock of Pesqamar. Under the new arrangement Odyssey funded Pesqamar's costs and the Company was to refund 50% of any costs to Odyssey when external project funding for the Santa Rosa project is in place. By May 1998, Pesqamar had incurred over $300,000 of expenses, half of which were payable by the Company. Under an agreement dated June 1, 1998, the Company's portion of the expenditure was satisfied by the transfer of 1 million shares of common stock of Treasure & Exhibits International, Inc. to Odyssey on the basis that (a) the Company also transferred 165.5 shares of Preferred Non-Voting shares in Pesqamar to Odyssey and (b) Odyssey to be responsible for all future expenditure of Pesqamar. Following the completion of the agreement, the Company owns 428.75 of the 1,750 shares of common voting stock and 1,459.5 of the 3,250 shares of Preferred Non-Voting stock in Pesqamar.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                             First        Second        Third      Fourth
                            Quarter       Quarter      Quarter     Quarter
                            -------       -------      -------     -------

1997
Revenues                  $   15,698    $  19,904    $  25,465    $ 118,198
Net Income (loss)         $ (177,568)   $(220,880)   $(181,190)   $(118,299)
Income (loss) per share   $    (0.01)   $   (0.01)   $   (0.01)   $      (-)
Weighted average number
 of common shares and
 common shares equiva-
 lent outstanding         26,273,699   26,514,336   26,515,032   26,653,790

1998
Revenues                  $  207,606    $  55,000    $ 124,035  $   410,715
Net Income (loss)         $  351,294    $(244,449)   $(222,314) $(1,003,563)
Income (loss) per share   $     0.01    $   (0.01)   $   (0.01) $     (0.04)
Weighted average number
 of common shares and
 common shares equiva-
 lent outstanding         27,693,991   27,693,991   27,767,222   27,871,766

During the 1998 fourth quarter a provision of $700,000 was made to account for
a settlement of a lawsuit reached in May 2000. (See NOTE 18   SUBSEQUENT
EVENTS)

NOTE 17 - SALE OF ARTIFACTS

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

The transactions with TEI can be summarized as follows:

i) In total.
                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------
Artifacts sold for       822,056      9,500,000     1,615,000     2,437,056
  Less commission         56,750      1,008,827       166,500       223,250
                         -------      ---------     ---------     ---------
Net Sale proceeds        765,306      8,491,173     1,448,500     2,213,806
Less provision for
 costs of sale             5,000                                      5,000
                         -------      ---------     ---------     ---------
Net proceeds after
 provision               760,306      8,491,173     1,448,500     2,208,806
Book value of artifacts
 sold                                                               928,348
                                                                  ---------
Profit on sale of
 Artifacts                                                        1,280,458
                                                                  ---------

ii) In the books of the Company.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------
Artifacts sold for       280,074      3,236,650       550,230       830,304
 Less commission           6,149        343,708        56,727        62,875
                         -------      ---------     ---------     ---------
Net Sale proceeds        273,926      2,892,942       493,503       767,429
 Less provision for
 costs of sale             5,000                                      5,000
                         -------      ---------     ---------     ---------
Net proceeds after
 provision               258,926      2,892,942       493,503       762,429

Book value of artifacts
 sold                                                               303,073
                                                                  ---------
Gain on sale of
 Artifacts                                                          459,356
                                                                  ---------
iii) In the books of Seahawk I, Ltd.

                          Cash         Shares        Shares         Total
                            $             #             $             $
                         -------      ---------     ---------     ---------

Artifacts sold for       541,982      6,263,350     1,064,771     1,606,752
 Less commission          50,601        665,119       109,773       160,375
                         -------      ---------     ---------     ---------
Net Sale proceeds        491,380      5,598,231       954,997     1,446,377
Book value of artifacts
 sold                                                               625,275
                                                                  ---------
Profit on sale of
 Artifacts (historical
 Basis)                                                             821,102

Reduction in value of
5,598,231 shares of
TEI stock to $0.085 per
Share on liquidation
Basis                                                               479,146
                                                                  ---------
Profit on sale of
 Artifacts (liquidation
 Basis)                                                             341,956
                                                                  =========

NOTE 18 - SUBSEQUENT EVENTS

Issue of Series 2 Preferred Stock

In March, 1999 the Company entered an agreement with Drexel Aqua Technologies, Inc., a Delaware corporation, under which Drexel was to purchase 36,000,000 shares of the Company's Series 2 Preferred Stock for $500,000. The consideration was to be paid at the rate of $50,000 or more each month and the
stock was to be issued on a pro   rata basis. On payment of the first $50,000
Drexel were entitled to appoint two directors to the board of the Company and on payment of the second $50,000 Drexel were entitled to appoint a third director. On full payment of the consideration Drexel were entitled to appoint a total of four directors.

The proceeds of the sale were to be used specifically for current payroll, taxes, rent, administrative expenditures, legal fees and the costs of shareholder meetings. At the same time the Company and Drexel signed an agreement subject to due diligence, for the Company to acquire the entire share capital of Drexel's wholly owned subsidiary, Sindia Expedition, Inc.("SEI") for shares of Common Stock in the Company. The number of shares to be issued for the acquisition of SEI was to depend on the valuation of that corporation. SEI is the sole owner of all the rights to a shipwreck in Ocean City, New Jersey known as the Sindia.

The receipts from the Drexel private placement enabled the Company to pay its day to day expenses while the installments were received. However, after the first three installments the payments were always later and less than provided for by the contract. As of May 15, 2000 the Company had received only $257,374 of the $500,000 due under the Drexel arrangement and the agreement was canceled.

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

In May 1999 the Company entered into an Agreement with Mr. Anderson under which the $278,000 was incorporated into a convertible note with interest accruing on an annual basis at 18% from September 1997. The note provided that the loan and accrued interest would be repaid in cash or, at Anderson's option, in the Company's common stock at the conversion rate of $0.035 per share on December 31, 1999 (the "First Due Date"). The Agreement also provided that in the event that the Company does not repay the loan on that date, the Note will be extended on the same terms for one year to December 31, 2000, at which time the principal and accrued interest must be repaid in cash or, at the at Anderson's option, in the Company's common stock at the conversion rate of $0.025 per share. As an incentive to enter this agreement the Company extended the expiration date of Mr. Anderson's T1 and AH2 warrants to December 31, 2000, and reduced the exercise price to $0.05 per share. In June 2000, Mr. Anderson agreed to convert the Loan and accrued interest, together with $10,000 owed to him for leasing a car to the company into 414,000 shares of the Company's Series 5 Preferred Stock.

Issue of Series 3 Preferred Stock

In August 1999, the Company issued 1,000,000 shares of its Series 3 Preferred Stock to Deep Sea Discoveries, Inc. in payment for a purchase of an ROV and other related equipment valued at $100,000.

Mortgage on the R/V Seahawk

In February 1999, the Company organized a wholly owned subsidiary, RV Seahawk, Inc., a Florida corporation, and transferred the vessel R/V Seahawk into the new subsidiary. At the same time RV Seahawk, Inc. borrowed $154,000 from First Capital Services Inc. The loan was for six months, was secured by a first preferred ships mortgage on the R/V Seahawk and carried an interest rate of 15.88%. RV Seahawk, Inc. paid the 6 months interest of $12,230 in advance together with a commitment fee of $12,500 and as an incentive to agree to the loan Mr. John Lawrence gave 100,000 of his free trading shares of the Company's common stock to First Capital. The Company guaranteed the loan. The Note provided for the loan to be renewed on payment of 6 months interest in advance, a further commitment fee of $1,500 and a further transfer to First Capital of 100,000 free trading common shares in the Company. In the event, the loan was not repaid or renewed, and on December 2, 1999, First Capital submitted a demand to the Company and RV Seahawk, Inc. for $164,476. Following the sale of the vessel by auction in January 2000 approximately $157,000 of the proceeds was applied to the outstanding principal and accrued interest.

Arrest and Sale of the R/V Seahawk

On December 1, 1999, certain crew members of the R/V Seahawk filed for the arrest of the vessel with the Supreme Court of Gibraltar against debts for past due wages in the sum of $37,378. In January 2000, the Court sold the vessel for $207,000 at public auction to First Capital Services, Inc. From the proceeds of the sale, the Court paid the crew members and the balance of the net proceeds of was applied to the principal and accrued interest due First Capital under its first preferred ships mortgage. As a result of the sale the Company suffered a loss on disposal of equipment of $193,350.

Settlement of Demand for Indemnity from Former Directors

In March, 1998, the Company received a demand for indemnity from Greg Stemm, John Morris and Dan Bagley, all former directors and officers of the Company, for payment of the sum of expenses they incurred in defending an action brought against them by the Securities and Exchange Commission. The indemnification claim was made under Colorado corporate law. The Company has received itemization of the purported legal fees and costs incurred in the defense of the former directors and officers in the amount of approximately $700,000. In addition the former directors and officers claim that they are due consequential damages for lost wages of approximately $425,000. The Company resisted the claim and in December, 1998, the former directors and officers filed a lawsuit pursuant to their claim.

The Company's directors have investigated the merits of the claim including the fact that the Company formerly agreed with the Securities and Exchange Commission that it would not pay the legal expenses of the former officers and directors in their defense of the action in question.

The Company was of the opinion that the agreement with the Securities and Exchange Commission took priority over state law and in January, 1999, the Company filed in the state court a Motion to Dismiss Complaint, a Motion for More Definite Statement and Motion to Strike. At the same time the Company filed a Motion for Preliminary and Permanent Injunction in the federal court. On June 23, 1999, the federal court denied the Company's Motion for Preliminary and Permanent Injunction. The Company filed a Motion for Reconsideration in the federal court but that was also denied.

On July 19, 1999, the state court dismissed the complaint against the Company, without prejudice, for failure to state cause of action. On July 20, 1999, an amended complaint was served. In November 1999, the plaintiffs filed for partial summary judgment and the Company filed for summary judgment. On March 3, 2000, the court granted final summary judgment in respect of Mr. Bagley's claim in the sum of $179,429 with interest at the statutory rate, reserving jurisdiction to determine entitlement to pre-judgment interest and attorneys' fees. On May 11, 2000, the Company's Motion for Summary Judgment was denied. On May 31, 2000, the Company agreed to a combined settlement of the lawsuit with all three plaintiffs. Bagley's claim was settled by (i) the assignment of an account receivable from Odyssey Marine Exploration, Inc. in the sum of $37,000, (ii) the Company's complete dossier, including all survey information for the Golden Eagle project, and (iii)a 3 year Note for $143,000 with interest at 10% per annum payable quarterly, secured on 97.15% of the Company's Shares in Pesqamar, repayable as to principal at $13,000 on August 1, 2000,and $25,000 on the first and second anniversaries of the Note with the balance on the third anniversary. Morris's claim was settled by a 2 year Note for $275,000 at 10% per annum interest convertible into the Company's Series 5 Preferred Stock at 1 share for $1.00 of debt. Stemm's claim was settled by a 2 year Note for $225,000 at 10% per annum interest convertible into the Company's Series 5 Preferred Stock at 1 share for $1.00 of debt. Both Morris's and Stemm's notes were secured by a secondary position on 97.15% of the Company's Pesqamar shares. A provision of $700,000 was made in the financial statements for the year ended December 31, 1998, for the combined settlement.

Acquisition of Consolidated Holdings Investment & Philanthropic Group, Inc.

On June 25, 2000, the Company signed a letter of intent with Consolidated Holdings Investment & Philanthropic Group, Inc.,(CHIP)a privately held Pennsylvania corporation, which has options to invest in companies involved in engineering, manufacturing and real estate, to acquire the entire share capital of CHIP for newly issued shares of the Company's no par common stock. The Agreement is subject to due diligence being performed by and appropriate warranties being given by both parties and subject to approval at a Special Meeting of the Company's stockholders. Immediately prior to the acquisition, the Company plans to effect a one for one hundred reverse split of its common stock and issue CHIP's shareholders with approximately 8 million shares of Common stock in exchange for CHIP's share capital. Immediately after the acquisition, CHIP's shareholders will own approximately 75 % of the Company's issued common shares. Unaudited pro forma information related to this potential acquisition is not included in these financial reports due to the uncertainty of the acquisition proceeding to completion and the uncertainty of the exact mix of assets that would be acquired in the event that the acquisition is completed.

NOTE 19 - YEAR 2000 COMPLIANCE (UNAUDITED)

The Company reviewed the effect that the year 2000 would have on its essential computer systems, especially those related to its ongoing operations and its internal control systems, including the preparation of financial information.

The Company's computer systems are used primarily for basic accounting, word processing, spreadsheet applications and access to the inter-net and world wide web.

The Company employs three PC computers with year 2000 compliant hardware. The Company does not depend on any specialized computer hardware that may have become non-functional due to year 2000 problems.

The Company utilizes commonly used software packages, the vendors of which had all addressed the issue of year 2000 compliance, and the Company did not experience any year 2000 related software problems.

Report of Independent Certified Public Accountants

To the Partners of
Seahawk I, Ltd.
Tampa, Florida


We have audited the accompanying statement of liquidating activities of Seahawk I, Ltd. (a Florida limited partnership) as of September 30, 1998. This financial statement is the responsibility of the Partnership's management.
Our responsibility is to express an opinion on the financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 5 to the financial statement, the General Partner of Seahawk I, Ltd. approved a plan of liquidation on December 31, 1997, and the Partnership began liquidation shortly thereafter. As a result, the Partnership changed its basis of accounting for the period after December 31, 1997, from going concern basis to the liquidation basis.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the liquidating activities of Seahawk I, Ltd. for the nine months ended September 30, 1998 in conformity with generally accepted accounted principles.



                                    /s/ Giunta, Ferlita & Walsh, P.A.
                                    Giunta, Ferlita & Walsh, P.A
                                    Tampa, Florida
                                    July 1, 2000

SEAHAWK I, LTD.
STATEMENT OF LIQUIDATING ACTIVITIES
Nine Months Ended September 30, 1998

                                                             Per
                          Cash        Shares      Shares     Share   Total
                           $            #            $         $       $
                          -------    ---------     -------   -----  -------
SOURCE OF CASH
AND SHARES
Proceeds from sale
 of artifacts             491,381    5,598,231     475,850   0.085   967,231
                          -------    ---------     -------   -----   -------
USES OF CASH
AND SHARES
 Repayment of accounts
  payable                 491,381      954,257      81,112   0.085   572,493
 Repayment of Notes                  2,645,778     224,891   0.085   224,891
 Distributed to
  Limited Partners                   1,998,196     169,847   0.085   169,847
                          -------    ---------     -------  ------   -------
                          491,381    5,598,231     475,850   0.085   967,231
                          -------    ---------     -------  ------   -------
ENDING NET ASSETS
 (LIABILITIES) IN
 LIQUIDATION                                                               0
                                                                     =======





























The accompanying notes are an integral part of these financial statements.

SEAHAWK I, LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS AND PLAN OF LIQUIDATION

Seahawk I, Ltd. (The "Partnership") was formed May 23, 1988 as a Florida limited partnership. The Partnership consisted of several Limited Partners and a corporate General Partner, Seahawk Deep Ocean Technology, Inc. (the General Partner). The purpose of the Partnership was to engage in expeditions to locate, identify, and retrieve samples from shipwrecks in waters off the coast of Florida. When the Partnership located a colonial age sunken vessel, the purpose of the Partnership was expanded to include the salvage and recovery of artifacts.

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

The Partnership's portion of the transaction with TEI can be summarized as follows:

                                                         Per
                          Cash     Shares     Shares    Share    Total
                           $         #           $        $        $
                        -------   ---------  ---------  ------  --------
Artifacts sold for      541,982   6,263,350    532,385   0.085  1,074,367
 Less commission         50,601     665,119     56,535   0.085    107,136
                        -------   ---------  ---------   -----  ---------
Net Sale proceeds       491,381   5,598,231    475,850   0.085    967,231
Book value of
 artifacts sold                                                   625,275
Profit on sale of                                               ---------
 artifacts                                                        341,956
Use of Proceeds:                                                ---------
 Repayment of accounts
  payable               491,381     954,257     81,112   0.085    572,493
 Repayment of Notes               2,645,778    224,891   0.085    224,891
 Distributed to LPs               1,998,196    169,847   0.085    169,847
                       --------   ---------   --------  ------  ---------
Total proceeds used     491,381   5,598,231    475,850   0.085    967,231
                       ========   =========   ========  ======   ========

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

As of December 31, 1997, it was the management's intention to sell the artifacts to TEI and liquidate the Partnership, and from that date the Partnership measured its assets and liabilities at the amounts of cash and cash equivalents expected in liquidation and reports changes in estimates when they became known. The financial statements were shown on the original historical basis up to and including December 31, 1997, and restated at that date on the new liquidation basis.

Distribution of Cash and Property

All cash and property distributed to the Limited Partners was distributed in the proportion that the cumulative capital contribution of each partner bore to the cumulative capital contribution of all Limited Partners

Income Taxes

In accordance with Section 701 of the Internal Revenue Code, the Partnership is not a taxable entity, therefore the results of operations flow through to the partners for tax purposes. The tax returns and the amounts of Partnership income or loss distributed to the partners are subject to examination by Federal and State taxing authorities.

NOTE 3 - ADJUSTMENTS OF ESTIMATED VALUES

Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical basis to the amounts of cash expected from their realization and settlement. The adjustment on December 31, 1997 increased net assets by $630,738 from $(457,581) to $173,157 as follows:

                                        Historical    Estimated
                                           Basis     Liquidation
                                                        Value
                                        ----------   -----------
  Cash                                   $     224     $     224
  Artifact inventory                       625,275       967,231
  Accounts payable - General Partner      (646,082)     (569,407)
  Accrued expenses - General Partner      (110,248)     ( 56,751)
  Accrued expenses - Limited Partner      ( 14,650)     (  7,510)
  Notes payable    - Limited Partners     ( 12,100)     (  6,203)
  Note payable     - General Partner      (300,000)     (154,427)
                                         ---------      --------
                                         $(457,581)     $173,157
                                         =========      ========

NOTE 4 - RELATED PARTY TRANSACTIONS

Through December 31, 1997, the liquidation conversion date, the General Partner had performed conservation and administrative services for the Partnership. These expenses and other amounts paid by the General Partner on behalf of the Partnership, were reflected in the accounts payable - general
partner balances at and note payable   general partner NOTE 3.

NOTE 5 - LIQUIDATION BASIS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The historical financial statements contemplate continuation of the Partnership as a going concern. However the General Partner, acting in its capacity as general partner for the Partnership, sold the artifacts owned by Seahawk I, Ltd., in March 1998. The sale yielded enough for the General Partners to recover most of its accounts and notes receivable. The financial statements, beginning at December 31, 1997, have been prepared on a liquidation basis using the known proceeds of the sale to revalue the artifacts and the liabilities settled with the proceeds.

Report of Independent Certified Public Accountants

To the Partners of
Seahawk II, Ltd.
Tampa, Florida

We have audited the accompanying balance sheet of Seahawk II, Ltd. (a Florida limited partnership) as of December 31, 1998 and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seahawk II, Ltd. (a Florida limited partnership) as of December 31, 1998 and the results of its operations, changes in partners' capital and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss of $10,000 for 1998 and has a partners' deficit of $41,723. In addition, the Partnership has no cash flow from its operating activities. These factors, in addition to other factors as discussed in Note 5, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Partnership cannot continue in operation.

                                   /s/ Giunta, Ferlita & Walsh, P.A.
                                   Giunta, Ferlita & Walsh, P.A.
                                   Tampa, Florida
                                   July 1, 2000

SEAHAWK II, LTD.
BALANCE SHEET
DECEMBER 31, 1998

ASSETS

CURRENT ASSETS

 Cash                                                       $       52
                                                            ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Accounts Payable
  Affiliate                                                 $   41,775
                                                            ----------
                                                                41,775
                                                            ----------
PARTNERS'CAPITAL (DEFICIT)
 Capital Contributions                                       1,371,250
 Accumulated Deficit                                        (1,412,973)
                                                            ----------
                                                            (   41,723)
                                                            ----------

                                                            $       52
                                                            ==========

























The accompanying notes are an integral part of these financial statements.

SEAHAWK II, LTD
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997


                                                  1998            1997
                                                --------        --------

REVENUES                                        $   -            $    -
                                                --------         --------

GENERAL AND ADMINISTRATIVE EXPENSES
 Administrative Fees                              10,000           11,000
                                                --------         --------
                                                  10,000           11,000
                                                --------         --------
 Total Expenses                                   10,000           11,000
                                                --------         --------
(LOSS) FROM OPERATIONS                           (10,000)         (11,000)
                                                --------         ---------
NET (LOSS)                                      $(10,000)        $(11,000)
                                                ========         ========

































The accompanying notes are an integral part of these financial statements

SEAHAWK II, LTD.
PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997


                                                  Subscrip-
                        Number      Capital        tions
                          Of        Contri-       Receive-      Accumulated
                        Units       butions       able            Deficit
                        ------      -------       ---------     -----------
BALANCE,
 December 31, 1996        50      $1,371,250     $     -        $(1,391,973)

NET (LOSS)    1997                                     -        (    11,000)
                          --      ----------      ---------     -----------
BALANCE,
 December 31, 1997        50      $1,371,250     $     -        $(1,402,973)

NET (LOSS)    1998                                     -        (    10,000)
                          --      ----------      ---------     -----------
BALANCE,
 December 31, 1998        50      $1,371,250     $     -        $(1,412,973)
                          --      ----------      ---------     -----------

































The accompanying notes are an integral part of these financial statements.

SEAHAWK II, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997



                                                      1998        1997
                                                    ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                         $(10,000)     $(11,000)
Adjustments to reconcile net loss to
 net cash used by operating activities:
  Increase in accounts payable affiliates            10,000        11,000
                                                   --------      --------
        Total adjustments                            10,000        11,000
                                                   --------      --------
  Net cash (used)by operating activities               -             -
                                                   --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       -             -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    52            52
                                                   --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $     52      $     52
                                                   ========      ========
INTEREST PAID                                      $   -         $   -
                                                   ========      ========
TAXES PAID                                         $   -         $   -
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

The Partnership leased a research vessel and on-board electronic research, survey and salvage equipment from its General Partner to perform search, identification and salvage equipment activities at a rate which the General Partner established as reasonable from time to time. The leasing arrangement was terminated at the completion of the project. In addition, the Partnership pays an administrative fee and a fee for personnel services to its General Partner. The total amount incurred by the Partnership during 1998 and 1997 was $10,000 and $10,000, respectively, and cumulative charges since inception total $916,332.

NOTE 4 - CONTINGENCIES

Consulting Agreement

The Partnership is contingently liable under a consulting agreement to an unrelated company, for an amount equal to ten (10) percent of the total value of all artifacts and other valuable items recovered, if any, from the sites identified in an agreed research area, after subtraction of any shares taken by any government in whose waters the recovered materials are raised, in exchange for which the Partnership will secure the services of that company's principal employee in connection with the historical and archeological aspects of the Partnership operations. No valuable artifacts or other valuable items have been recovered as of December 31, 1998.

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

The Partnership is virtually out of money and the partners have decided they are not willing to invest additional funds to continue further excavation of the wreck site. The General Partner has been unable to obtain additional working capital to work on the Partnership's wreck off Saint Augustine, and in December 1994 and again in November 1995 asked the partners to vote on terminating the Partnership. The results of the votes were inconclusive and the General Partner will ask the partners to vote again on terminating the Partnership.

The financial statements of the General Partner indicate that substantial doubt exists as to the continuance of its future operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Partnership cannot continue in operation.

NOTE 6 - YEAR 2000 COMPLIANCE (UNAUDITED)

The Partnership owns no computers. The General Partner reviewed the effect that the year 2000 would have on its essential computer systems, especially those related to its ongoing operations and its internal control systems, including the preparation of financial information.

The General Partner's computer systems are used primarily for basic accounting, word processing, spreadsheet applications and access to the inter-net and world wide web.

The General Partner employs three PC computers with year 2000 compliant hardware. The General Partner does not depend on any specialized computer hardware that might have become non-functional due to year 2000 problems.

The General partner utilizes commonly used software packages, the vendors of which had all addressed the issue of year 2000 compliance, and the General Partner did not experience any year 2000 related software problems.

Report of Independent Certified Public Accounts


To the Partners of
Eagle Partners, Ltd.
Tampa, Florida

We have audited the accompanying statement of net assets (liabilities) in liquidation of Eagle Partners, Ltd. (a Florida limited partnership) as of December 31, 1998 and the related statements changes in net assets(liabilities) in liquidation on December 31, 1998, and statements of operations, partners' capital and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 5, the Partnerships's policy is to prepare its financial statements on a liquidation basis of accounting.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the net assets (liabilities) in liquidation of Eagle Partners, Ltd. (a Florida limited partnership) as of December 31, 1998, the changes in net assets in liquidation and the results of its operations, changes in partners' capital and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounted principles.


                              /s/ Giunta, Ferlita & Walsh, P.A.
                              Giunta, Ferlita & Walsh, P.A.
                              Tampa, Florida
                              July 1, 2000

EAGLE PARTNERS, LTD.
STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
DECEMBER 31, 1998



ASSETS                                             $      -
                                                   -----------

LIABILITIES AND PARTNERS' CAPITAL                  $      -
                                                   -----------
                                                   $      -
                                                   -----------
NET LIABILITIES IN LIQUIDATION                     $      -
                                                   ===========









































The accompanying notes are an integral part of these financial statements.

EAGLE PARTNERS, LTD.
STATEMENT OF CHANGES IN NET ASSETS (LIABILITIES) IN LIQUIDATION
ON DECEMBER 31, 1998

INCREASE IN NET ASSETS (LIABILITIES) IN LIQUIDATION

Adjustments of Estimated Values                    $ 1,162,515
                                                   -----------
                                                   $ 1,162,515
PARTNERS' DEFICIT ON HISTORICAL BASIS
 PRIOR TO RESTATEMENT ON LIQUIDATION BASIS          (1,162,515)
                                                   -----------
ENDING NET LIABILITIES IN LIQUIDATION              $      -
                                                   ===========









































The accompanying notes are an integral part of these financial statements.

EAGLE PARTNERS, LTD.
STATEMENT OF OPERATIONS-HISTORICAL BASIS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                              1998            1997
                                           -----------    -----------

REVENUE                                     $    -        $     -
                                            ---------     ----------

GENERAL AND ADMINISTRATIVE EXPENSES            10,000         21,817
                                            ---------     ----------

LOSS FROM OPERATIONS                          (10,000)       (21,817)
                                            ---------     ----------

OTHER EXPENSE
 Interest Expense                              (5,000)        (4,932)
                                            ---------     ----------
                                               (5,000)        (4,932)
                                            ---------     ----------
NET LOSS                                    $ (15,000)    $  (26,749)
                                            =========     ==========
































The accompanying notes are an integral part these financial statements.

EAGLE PARTNERS, LTD.
STATEMENT OF PARTNERS' CAPITAL HISTOICAL BASIS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                  Number        Capital
                                  of            Contri-    Accumulated
                                  Units         butions      Deficit
                                  -----         -------    -----------

BALANCE, December 31, 1997           3         $150,100    $(1,297,615)

NET (LOSS) 1998                                             (   15,000)
                                    --         --------     -----------
BALANCE, December 31, 1998           3         $150,100    $(1,312,615)
                                    ==         ========     ===========









































The accompanying notes are an integral part these financial statements.

EAGLE PARTNERS, LTD.
STATEMENTS OF CASH FLOWS HISTORICAL BASIS
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997



                                                     1998        1997
                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                       $( 15,000)  $( 26,749)
                                                 ---------   ---------
Adjustments to reconcile net loss to
 net cash used by operating activities:
  Increase in  accounts payable                     15,000      26,749
                                                 ---------   ---------
    Total adjustments                               15,000      26,749
                                                 ---------   ---------
Net cash (used)by operating activities                -           -

CASH FLOWS FROM INVESTING ACTIVITIES                  -           -
                                                 =========   =========

CHANGE IN CASH AND CASH EQUIVALENTS                   -           -
                                                 =========   =========
CASH AND CASH EQUIVALENTS AT:
 BEGINNING OF YEAR                                    -           -
                                                 =========   =========
 END OF YEAR                                     $    -      $    -
                                                 =========   =========
INTEREST PAID                                    $    -      $    -
                                                 =========   =========
TAXES PAID                                       $    -      $    -
                                                 =========   =========






















The accompanying notes are an integral part of these financial statements.

EAGLE PARTNERS, LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

Eagle Partners, Ltd. (the "Partnership") was formed November 12, 1991 as a Florida limited partnership. The Partnership consists of three limited partners and a corporate general partner, Seahawk Deep Ocean Technology, Inc. The purpose of the Partnership was to engage in expeditions to locate, identify, recover and market the cargo of a shipwreck believed to have sunk off the east coast of the United States.

In July 1995, the General Partner became aware of another company, Sea Miners, Inc., which was also searching for the same shipwreck. In order to pool research and resources and to remove all-or-nothing competition, the Partnership and Sea Miners, Inc. formed a joint venture. In March 1995, the joint venture was formalized into a new Partnership called Eagle Miners, Ltd.

The original Partnership agreement was valid through December 31, 1995, and was extended to December 31, 1999, by a unanimous vote of the partners. The Partnership was terminated on December 31, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

As provided in the Partnership Agreement, the Partnership's accounts were maintained on the cash basis of accounting for tax purposes, however, for financial statement purposes they were adjusted to the accrual basis in order to conform with generally accepted accounting principles.

As of December 31, 1998, it was the management's intention liquidate the Partnership, and from that date the Partnership has measured its assets and liabilities at the amounts of cash and cash equivalents expected in liquidation and reports changes in estimates when they are known. The financial statements have been shown on the original historical basis up to and including December 31, 1998, and restated at that date on the new liquidation basis.

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

Allocation of Profits and Losses

Net losses of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner until the limited partners' capital accounts have been reduced to zero. All allocations of net losses thereafter are made solely to the General Partner. Net income was to be first allocated to the Limited Partners based on their proportionate ownership interests to the extent of net losses previously allocated to them. Net income was then to be allocated to the General Partner to the extent of net losses previously allocated. All remaining net income was to be allocated on a per unit of limited partnership interest as follows:

Each $50,000 unit will receive 2.5% of the first $1 million of income allocated, 2% of the second $1 million allocated, 1.5% of the third $1 million allocated, 1% of the fourth $1 million allocated, 0.5% of anything over $4 million allocated and the balance to the General Partner.

Distribution of Cash Flow

Cash available for distribution from Partnership operations represents cash generated from Partnership activities after payment of all expenses of the Partnership and the establishment of any reserves deemed appropriate by the General Partner. Had cash been available for distribution it would have been distributed to the extent of the Limited and General Partners' initial cash contributions to the Partnership. Thereafter, cash available for distributions would have been distributed as follows:

Each $50,000 unit will receive 2.5% of the first $1 million distributed, 2% of the second $1 million distributed, 1.5% of the third $1 million distributed, 1% of the fourth $1 million distributed and 1% of anything over $4 million distributed. The General Partner would have received the balance of any distribution.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership leased a research vessel and on-board electronic research, survey and salvage equipment from its General Partner to perform search, identification and salvage activities at a rate which the General Partner established as reasonable from time to time. The total amount incurred by the Partnership in 1998, 1997 and cumulative since inception are $none, $none and $1,117,680 respectively, of which $1,028,570 is in accounts payable at December 31, 1998.

In June 1992, the General Partner received loans of $200,000 from unrelated parties and $50,000 from a related party. The lenders would have received (in addition to other considerations) an aggregate of 6.25% of the General Partner's share of the net profit, if any, from the sale of any recovered cargo by the Partnership.

NOTE 4 - CONTINGENCIES

Joint Venture Agreements

The Partnership operated under a joint venture agreement with a researcher who provided the research and data for a 19th Century shipwreck off the east coast of the United States. According to the researcher, the vessel was believed to have a valuable cargo of gold coins on board at the time of the sinking, although there is no assurance that the researcher is correct or that the shipwreck will be located.

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

The joint venture agreement required the partnership to dedicate the vessel R/V. Seahawk (or a similar vessel with similar equipment) to work on this project at least 120 days during 1992, and each year thereafter, beginning not later than May 30 of each year. The joint venture agreement was amended in June 1994. The amended agreement required the partnership to work on the project for at least 60 days during 1994. The partnership did not meet this schedule and was in default on this agreement. In such an event, the agreement provided that all rights to conduct search and/or salvage efforts relative to this wreck would revert to the researcher. The General Partner negotiated an extension to the joint venture agreement under which the researcher's share of any successful recovery was reduced to ten per cent (10%) and the requirement for the partnership to work on the project for a minimum period each year was removed. In return the General Partner agreed to issue the researcher 60,000 shares of its Common Stock.

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

In early 1995, the General Partner became aware of another company ("Sea Miners, Inc.") that was searching for the same shipwreck (code named "Golden Eagle") and in order to pool research and resources and to remove all-or-nothing competition, the Partnership and Sea Miners formed an equal joint venture to search for the vessel. The joint venture was operated via a Florida Limited Partnership called Eagle Miners Ltd. The Partnership and Sea Miners were equal and joint general partners of Eagle Miners. As a result of the joint venture, each of the limited partners of Eagle Partners agreed to reduce their entitlement of any distribution to one-half of the original amount in the paragraph above. Eagle Miners contracted to use the General Partner for all of its offshore services. $100,000 was raised by the joint venture for the initial inspection of certain sites within which Sea Miners had revealed possible shipwrecks in its search area. The joint venture intended to raise additional financing for this project but none was forthcoming.

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

NOTE 5 - LIQUIDATION BASIS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The historical financial statements contemplate continuation of the Partnership as a going concern. However the Partnership was terminated at its agreed termination date of on December 31, 1999. The financial statements at December 31, 1998 have been prepared on a liquidation basis.

NOTE 6 - YEAR 2000 COMPLIANCE (UNAUDITED)

The Partnership owns no computers. The General Partner did not experience any year 2000 related hardware or software problems.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SEAHAWK DEEP OCEAN TECHNOLOGY, INC.



Dated: July 25, 2000               By:/s/ John T. Lawrence
                                      John T. Lawrence, Chief Executive
                                      Officer



Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Capacity                          Date
---------                   --------                          ----



/s/ John T. Lawrence        Chief Executive Officer,     July 25, 2000
John T. Lawrence            President, Chairman of the
                            Board, Principal Financial
                            and Accounting Officer and
                            a Director


/s/ John P. Balch           Secretary, Chief Operating   July 25, 2000
John P. Balch               Officer, and Director




/s/ J. Robert Shaw          Director                     July 25, 2000
J. Robert Shaw



/s/ Dennis Parisi           Director                     July 25, 2000
Dennis Parisi