Form 10QSB
period 1999-03-31
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 2000-07-26
CIK 833020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 1999


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

                            Yes X             No___


As of July 20, 2000, the Registrant had 28,477,614 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

SEAHAWK DEEP OCEAN TECHNOLOGY, Inc.
FORM 10-QSB

INDEX

Part I: Financial Information...............................  Page No.

Item 1. Financial Information:

           Consolidated Balance Sheets - March 31, 1999
           and December 31, 1998............................    3 - 4

           Consolidated Statements of Operations - Three
           Months Ended March 31, 1999 and 1998 ............    5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1999 and
           1998 ............................................    6 - 7

           Notes to Consolidated Financial Statements.......    8 - 13

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......   14 - 17

Part II:   Other Information................................   18

           Item 1.  Legal Proceedings.......................   18

           Item 2.  Change in Securities....................   18

           Item 3.  Defaults Upon Senior Securities.........   18

           Item 4.  Submission of Matters to a Vote
                    of Security Holders.....................   18

           Item 5.  Other Information.......................   18

           Item 6.  Exhibits and Reports on Form 8-K........   18

Signatures... ..............................................   19

SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS                                     (Unaudited)
                                             March 31      December 31
                                               1999            1998
                                          ------------    ------------
CURRENT ASSETS
      Cash and cash equivalents           $    33,217    $     16,510
      Marketable securities                      -
      Accounts receivable Other                11,605           6,200
      Prepaid expenses                         22,947          11,115
                                          ------------    ------------
            Total current assets               67,769          33,825
                                          ------------    ------------
PROPERTY AND EQUIPMENT
      Net of accumulated depreciation
       of $917,263 and $880,744               299,447         526,523
                                          ------------    ------------

OTHER ASSETS
      Accounts and notes receivable
       affiliates less losses in excess
       of investment in affiliates
       of $44,275 and $41,775                    -               -
      Deposits                                 19,075          14,025
                                          ------------    ------------
            Total other assets                 19,075          14,025
                                          ------------    ------------
TOTAL ASSETS                              $   386,291     $   574,373
                                          ============    ============

      SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)
                                             March 31      December 31
                                               1999           1998
                                          ------------    ------------

CURRENT LIABILITIES
      Overdraft                           $      -        $      -
      Accounts payable                        222,542         264,664
      Accrued expenses
         Salaries                              48,130          45,284
         Interest due related parties         233,010         198,415
         Interest due to others                32,095          29,131
         Other                                 28,204          23,905
         Provision for lawsuit                700,000         700,000
      Due to related parties                  308,800         293,800
      Accrued officers' salaries              640,900         574,900
      Notes payable - others                  327,930         176,747
                                          ------------    ------------
            Total Current Liabilities       2,541,611       2,306,845
                                          ------------    ------------
STOCKHOLDERS' EQUITY

      Preferred stock - no par value
       60,000,000 shares authorized;
       4,152,700 and 552,460 shares
       issued and outstanding                 172,500         116,500
      Common stock - no par value;
       30,000,000 shares authorized;
       28,181,991 and 28,181,991 shares
       issued and outstanding              13,595,627      13,595,628
      Paid in capital-stock options             5,191           5,191
      Accumulated (deficit)               (15,928,638)    (15,449,791)
                                          ------------    ------------
            Total Stockholders' Equity    ( 2,155,320)    ( 1,727,472)
                                          ------------    ------------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $   386,291     $   574,373
                                          ============    ============

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                                          Three Months Ended March 31,
                                              1999            1998
                                          ------------    ------------
REVENUES
      Income from affiliates              $     2,500    $     10,000
      Income from others                        5,405          58,250
      Gain on sale of artifacts                  -            439,356
                                          ------------    ------------
            Total Revenues                      7,905         507,606

OPERATING EXPENSES
      Vessel operations                        37,056         162,975
      South American project                     -              1,923
      Conservation                               -               -
      Depreciation                             36,519          35,783
      Rent                                     10,562          17,588
                                          ------------    ------------
            Total Operating Expenses           84,137         218,269

GENERAL AND ADMINISTRATIVE EXPENSES           153,421         143,696
                                          ------------    ------------
            Total Expenses                    237,558         361,965
                                          ------------    ------------
PROFIT(LOSS) FROM OPERATIONS                 (229,653)        145,641
                                          ------------    ------------
OTHER INCOME (EXPENSE)
      Interest income - affiliate                   7          14,841
      Interest income - others                   -               -
      Interest expense                        (65,351)        (67,287)
      Other income                               -               -
      Provision for Loss on sale of
       marketable securities                     -           (476,425)
      Provision for Loss on sale of vessel   (193,350)
      (Loss)Gain on disposal of equipment      12,000         (12,751)
      Gain (Loss) on investment in less
      than 50% owned entities                  (2,500)        747,275
                                          ------------    ------------
            Total Other Income (Expense)     (249,194)        205,653
                                          ------------    ------------
NET PROFIT(LOSS)                          $  (478,847)    $   351,294
                                          ============    ============

NET PROFIT(LOSS) PER SHARE                $     (0.02)    $      0.01
                                          ------------    ------------
Weighted average number of common
shares and common shares equivalents
outstanding.                               28,181,991      27,693,991
                                          ------------    ------------

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                        STATEMENT OF CASH FLOWS

                                              Source (use) of Cash
                                          Three Months Ended March 31,
                                              1999          1998
                                          ------------    ------------

Cash Flows from Operating Activities
Net Profit( Loss)                         $  (478,847)     $   351,294
Adjustments to reconcile net loss to net
cash used by operating activities:
   Depreciation                                36,519           35,783
   (Decrease) in provision for bad debts         -             (16,539)
   Provision for loss on impairment
    of vessel                                 193,350             -
(Gain)Loss on disposal of equipment           (12,000)          12,750
   (Gain)Loss on Investment in less than
         50% owned entities                     2,500         (742,301)
   Services acquired through issuance
         of stock                                -              55,000
   Decrease(increase) in:
         trade accounts receivable             (7,780)            -
         trade accounts receivable-affiliates    -                -
         other receivables                      2,375         (214,922)
         other receivables-affiliates          (2,500)         626,240
         inventory                               -             303,073
         prepaid expense                      (11,832)         (14,586)
         deposits                              (5,050)             250
   (Decrease) increase in:
         accounts payable                     (35,081)          (9,334)
         accrued expenses                      47,035          154,378
                                          ------------     ------------
       Total Adjustments                      207,536          189,791
                                          ------------     ------------
Net cash generated (used)
 by operating activities                  $  (271,311)     $   541,086
                                          ------------     ------------
Cash Flows from Investing Activities
   Purchase of equipment                  $    (9,831)     $    (  990)
   Increase in other investments                 -            (603,696)
   Proceeds from disposal of equipment         12,000             -
   Proceeds from the sale of marketable
       securities                                -                -
   Payments received on notes receivable         -             423,856
   Decrease in investment in affiliate           -                -
                                          ------------     ------------
Net cash provided (used) by investing
activities                                $     2,169      $  (180,830)
                                          ------------     ------------

                                              Source (use) of Cash
                                          Three Months Ended March 31,
                                               1999           1998
                                          ------------    ------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock        -                -
   Proceeds from issuance of preferred stock   56,000             -
   Advances from related parties               81,001            1,000
   Issuance of notes payable - other          162,500           98,961
   Issuance of notes payable - related           -                -
   Repayment of notes - other                 (13,652)            -
   Repayment of notes - related                  -            (425,026)
                                           -----------      -----------
Net cash provided (used) by
financing activities                          285,849         (325,065)
                                           -----------      -----------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENT                            16,707           35,191

CASH AND CASH EQUIVALENT
BEGINNING OF QUARTER                           16,510             (871)
                                           -----------      -----------
CASH AND CASH EQUIVALENT
END OF QUARTER                             $   33,217       $   34,320
                                           ===========      ===========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                            $    2,335       $  115,144
                                           ===========      ===========
  Taxes paid                               $     -          $     -
                                           ===========      ===========

Summary of significant non cash transactions


In February 1998, the Company issued 550,000 shares of its Series 3 Preferred Stock to a non-affiliated company as payment for subcontracted services valued at $55,000.

          SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES ON FINANCIAL STATEMENTS
                        MARCH 31, 1999 (Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Seahawk Deep Ocean Technology, Inc. and subsidiaries (Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31,1998.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of March 31, 1999, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

NOTE 2  GOING CONCERN CONSIDERATION

The Company earned a net loss of $478,847 for the first quarter of 1999 and has incurred substantial net losses for each of the past several years resulting in an accumulated deficit of $15,928,638 at March 31, 1999. At that date the Company had negative working capital as indicated by current liabilities exceeding current assets by $2,473,842. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3  AFFILIATES FINANCIAL INFORMATION

The Company is the General Partner and a less than 50% interest owner Seahawk II, Ltd. and Eagle Partners, Ltd., both Florida limited partnerships. These partnerships are accounted for on the equity method. Summarized financial statement information is shown on page 9.

            SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                         BALANCE  SHEETS - AFFILIATES

                                              Three Months Ended
                                                March 31, 1999
                                                Seahawk II,Ltd.
                                              ------------------

Current Assets
  Cash                                            $        52
                                                   ----------
     Total Current Assets                                  52
                                                   ----------
Current Liabilities
  Accounts payable - general partner                   44,275
                                                   ----------
           Total Current Liabilities                   44,275
                                                   ----------
Partners' Capital
  Capital contributed                               1,371,251
  Accumulated loss                                 (1,415,474)
                                                   ----------
    Net Capital                                       (44,223)
                                                   ----------
     Total Liabilities and Capital                         52
                                                   ----------
STATEMENTS OF OPERATION - AFFILIATES

Revenues                                           $        0
Expenses
   Administrative expenses                              2,500
                                                   ----------
     Total Expenses                                     2,500
                                                   ----------
Other Income (Expenses)                                     0
                                                   ----------
     Net (Loss)                                    $   (2,500)
                                                   ----------

In accordance with the December 31, 1998 Eagle Partners Ltd. plan of liquidation, the financial statements for that partnership, as of December 31, 1998, were stated on a liquidation basis with an estimated liquidation value of zero. Accordingly, the Company wrote off its investment and related receivable accounts from Eagle Partners, Ltd. at December 31, 1998, which resulted in a net loss of $zero because the investment and related receivable accounts had already been provided for.

NOTE 4  INCOME TAXES

The Company provides for deferred income taxes resulting from the timing differences in reporting income and expenses for financial statement purposes compared to the method of reporting for income tax purposes. No deferred income taxes are reflected in the accompanying financial statements due to the Company's losses from operations.

NOTE 5 STOCK TRANSACTIONS WITH RELATED PARTIES

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

NOTE 7 SUBSEQUENT EVENTS

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

On July 19, 1999, the state court dismissed the complaint against the Company, without prejudice, for failure to state cause of action. On July 20, 1999, an amended complaint was served. On November 9, 1999 the plaintiffs filed for partial summary judgment and on the Company filed for summary judgment. On March 3, 2000, the court granted final summary judgment in respect of Mr. Bagley's claim in the sum of $179,429 with interest at the statutory rate, reserving jurisdiction to determine entitlement to pre-judgment interest and attorneys' fees. On May 11, 2000, the Company's Motion for Summary Judgment was denied. On May 31, 2000, the Company agreed a combined settlement of the lawsuit with all three plaintiffs. Bagley's claim was settled by (i) the assignment of an account receivable from Odyssey Marine Exploration, Inc. in the sum of $37,000, (ii) the Company's complete dossier, including all survey information for the Golden Eagle project, and (iii)a 3 year Note for $143,000 with interest at 10% per annum payable quarterly, secured on 97.15% of the Company's Shares in Pesqamar, repayable as to principal at $13,000 on August 1, 2000,and 25,000 on the first and second anniversaries of the Note with the balance on the third anniversary.

Morris' claim was settled by a 2 year Note for $275,000 at 10% per annum interest convertible into the Company's Series 5 Preferred Stock at 1 share for $1.00 of debt. Stemm's claim was settled by a 2 year Note for $225,000 at 10% per annum interest convertible into the Company's Series 5 Preferred Stock at 1 share for $1.00 of debt. Both Morris's and Stemm's notes were secured by a secondary position on the 97.15% of the Company's Pesqamar shares. A provision of $700,000 was made in the financial statements for the year ended December 31, 1998, for the combined settlement.

ACQUISITION OF CONSOLIDATED HOLDINGS INVESTMENT & PHILANTHROPIC GROUP, INC.

On May 26, 2000, the Company signed an agreement with Consolidated Holdings Investment & Philanthropic Group, Inc.,(CHIP)a privately held Pennsylvania corporation, which has options to acquire investments in companies involved in engineering, manufacturing and real estate, to acquire the entire share capital of CHIP for newly issued shares of the Company's no par common stock. The Agreement is subject to due diligence being performed by and appropriate warranties being given by both parties and subject to approval at a Special Meeting of the Company's stockholders. Immediately prior to the acquisition, the Company plans to effect a one for one hundred reverse split of its common stock and issue CHIP's shareholders with approximately 8 million shares of Common stock in exchange for CHIP's share capital. Immediately after the acquisition, CHIP's shareholders will own approximately 75 % of the Company's issued common shares.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgement in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in ``Risk Factors,'' and ``Business'' in the Company's annual report on Form 10KSB for the year ended December 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

The net loss for the first quarter of 1999 was $478,847 compared to a loss of $351,294 in the corresponding quarter of 1998.

Total revenues in the 1999 quarter were $7,905, a decrease of $499,701 from the 1998 quarter, which included a $439,356 gain on sale of artifacts and revenues of $58,356 from the supply of survey services. In the three months to March 31, 1999 the Company received no revenue from either of these sources. As a result of the lower activity, total expenditure in the first quarter of 1999, at $237,559, was $124,406 less than the $361,965 expended in the first three months of 1998 and an operating loss of $229,654 was suffered in the 1999 period compared to an operating profit of $145,641 in the 1998 period.

During the first quarter of 1999, the RV Seahawk was between assignments and docked in Gibraltar, whereas she was fully operational and working in the Caribbean in the first quarter of 1998. Consequently the cost of vessel operations in the three months ended March 31, 1999 were $125,919 less at $37,056 than the $162,975 incurred during the 1998 quarter. The main reduction was seen in the subcontracted crew and equipment costs, which were $25,368 in the quarter to March 31, 1999 compared to $133,617 in the equivalent 1998 quarter.

Depreciation charges for the quarter ended March 31, 1999 at $36,519 were of the same order as the $35,783 charged for the 1998 quarter because largely the same equipment was being depreciated.

Rent for the Company's premises cost $10,562 in the 1999 quarter, $7,025 less than the rent costs in the 1998 quarter because of a credit negotiated on the previous years rent.

General and administrative costs totalled $153,421 in the first quarter of 1999. In the equivalent quarter of 1998 they totalled $143,695. Most categories of expenditure were lower in the 1999 quarter as a result of economies but these were offset by an increase in legal fees of $22,278 incurred largely in defending the lawsuit brought against the Company by former directors.

In the first quarter of 1999, interest expense was $65,355, similar to the $67,287 charged in the first quarter of 1998. In the three months to March 31, 1999, a profit on the disposal of some redundant equipment provided a profit on disposal of $12,000, but this was offset by a provision for devaluation of the RV Seahawk in the sum of $193,350. The provision was estimated to be the loss that would be suffered on the forced sale of the vessel that eventually took place in January 2000. Assets with a net book value of $12,751 were retired during the three months ended March 31, 1998, causing a loss on disposal of assets of that amount.

During the first quarter of 1999, the loss on investment in the Company's affiliates was $2,500. During the first quarter of 1998 the Company's affiliate, seahawk I, Ltd. paid off its note and and its account payable to the Company releasing a provision for non payment of $742,301 which accounted for most of the $747,275 gain on investment in affiliates for that quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999, the Company's working capital deficit increased by $200,822 to a negative $(2,473,842). At December 31, 1998 the Company had a working capital deficit of $(2,273,020).

The deficit increased during the first quarter of 1999 because of a net loss before depreciation and before the provision for devaluation during the period of $248,982, which was offset by the sale of preferred stock for $56,000.

As a result, the Company continues to have very restricted liquidity. This situation results principally through the lack of revenue from operations. The Company has sought to produce operational revenue through the following:

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

On July 18, 1995 the Company announced that Eagle Partners Limited had entered into a limited partnership agreement with Sea Miners, Inc. a Baltimore, MD company, to resume the search for this shipwreck. The name of the new limited partnership was Eagle Miners Limited. The joint venture incorporated research by both parties concerning the Golden Eagle and a pooling of resources to continue the search operations. Under the agreement, the Company continued to be the offshore contractor to Eagle Miners Limited for all marine operations. The Company earned no revenues during 1997,1998 and 1999 from this Joint Venture and will not earn revenue in the future.

Eagle Partners Limited and Eagle Miners Limited were dissolved on December 31, 1999. In accordance with the December 31, 1998 Eagle Partners Ltd. plan of liquidation, the financial statements for that partnership, as of December 31, 1998, were stated on a liquidation basis with an estimated liquidation value of zero. Accordingly, the Company wrote off its investment and related receivable accounts from Eagle Partners, Ltd. at December 31, 1998 against a provision for losses in excess of investment and the provision for doubtful debt, totalling $1,151,376. The net effect was zero.

The Company is reviewing other potential shipwreck projects and it is anticipated that if the Company were to proceed with any of these projects, it may help to form limited partnerships or similar entities for the purpose of funding the projects. There is no assurance that any of the partnerships would be successful in raising the necessary amount of funding.

During 1998 the Company generated over $313,000 selling its services to shipwreck related customers. In 1999 $121,209 was generated by that means.

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

On July 20, 1998, the Company agreed to sell its remaining holding of 5,302,084 shares in TEI to First Consolidated Financial Corp., a Florida corporation, for a total consideration of $450,677 ($0.085 per share). The agreement provided for the cash to be paid in five installments, $180,270 on the date of the agreement and at least $50,000 during each of September, October and November 1998 with the balance in by December 31, 1998. In the event, after paying the first installment, no further payment was made until November 10, 1998, when the Company accepted a discount of $10,407 in return for the whole of the balance being paid on that date.

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

The receipts from the Drexel private placement enabled the Company to pay its day to day expenses while the installments were received. However, after the first three installments the payments were always later and less than provided for by the contract. As of May 15, 2000 the Company had received only $257,374 of the $500,000 due under the Drexel arrangement and the agreement was canceled. In order for the Company to remain in business it is necessary for the Company to generate new sources of revenue or to raise additional financing. The Company's current and future efforts to obtain additional financing will concentrate on offering additional equity to investors until such time as the Company's operational cash flow is self-supporting. On June 26, 2000, the Company signed an agreement with Consolidated Holdings Investment & Philanthropic Group, Inc.,(CHIP)a privately held Pennsylvania corporation, which has options to invest in companies involved in engineering, manufacturing and real estate, to acquire the entire share capital of CHIP for newly issued shares of the Company's no par common stock. The Agreement is subject to due diligence being performed by and appropriate warranties being given by both parties and subject to approval at a Special Meeting of the Company's stockholders. Immediately prior to the acquisition, the Company plans to effect a one for one hundred reverse split of its common stock and issue CHIP's shareholders with approximately 8 million shares of Common stock in exchange for CHIP's share capital. Immediately after the acquisition, CHIP's shareholders will own approximately 75 % of the Company's issued common shares. If the acquisition is completed the Company believes that the reorganized company's operational cash flow will be sufficient to enable controlled growth by further acquisitions using stock and cash.

YEAR 2000 COMPLIANCE

The Company reviewed the effect that the year 2000 would have on its essential computer systems, especially those related to its ongoing operations and its internal control systems, including the preparation of financial information. The Company's computer systems are used primarily for basic accounting, word processing, spreadsheet applications and access to the inter-net and world-wide web. The Company employs three PC computers with year 2000 compliant hardware. The Company does not depend on any specialized computer hardware that became non-functional due to year 2000 problems. The Company utilizes commonly used software packages, the vendors of which all addressed the issue of year 2000 compliance, and the Company did not suffer any year 2000 related software problems and there was no significant adverse effect on its operations or accounting records related to the year 2000.

                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities.

During the three months ended March 31, 1999, the Company issued 4,032,000 of its Series 2 Preferred Stock. The Series 2 Preferred Stock was issued pursuant to the exemption provided by Rule 506 to a corporate investor that had been supplied with information regarding the investment, and that the Company believes had knowledge and experience in financial and business matters such that the investor was capable of evaluating the merits and risks of the investment. The certificate representing the Series 2 Preferred Stock bear an appropriate legend restricting the transfer of such securities.

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

                               SEAHAWK DEEP OCEAN TECHNOLOGY, INC.



Date: July 25, 2000            By:/s/ John T. Lawrence
                                  John T. Lawrence, President

                               EXHIBIT INDEX

EXHIBIT          DESCRIPTION               METHOD OF FILING

 27      Financial Data Schedule     Filed herewith electronically