Form 10QSB
period 1999-06-30
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 2000-07-26
CIK 833020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended June 30, 1999


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

INDEX

Part I: Financial Information...............................  Page No.

Item 1. Financial Information:

           Consolidated Balance Sheets - June 30, 1999
           and December 31, 1998............................    3 - 4

           Consolidated Statements of Operations - Three
           Months Ended June 30, 1999 and 1998, and Six
           Months Ended June 30, 1999 and 1998 ............     5

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1999 and
           1998 ............................................    6 - 7

           Notes to Consolidated Financial Statements.......    8 - 10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......   11 - 16

Part II:   Other Information................................   17

           Item 1.  Legal Proceedings.......................   17

           Item 2.  Change in Securities....................   17

           Item 3.  Defaults Upon Senior Securities.........   17

           Item 4.  Submission of Matters to a Vote
                    of Security Holders.....................   17

           Item 5.  Other Information.......................   17

           Item 6.  Exhibits and Reports on Form 8-K........   17

Signatures... ..............................................   18

             SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEET


ASSETS                                     (Unaudited)
                                             June 30      December 31
                                               1999            1998
                                          ------------    ------------
CURRENT ASSETS
      Cash and cash equivalents           $    24,376    $     16,510
      Accounts receivable Other                31,500           6,200
      Prepaid expenses                         19,655          11,115
                                          ------------    ------------
            Total current assets               75,531          33,825
                                          ------------    ------------
PROPERTY AND EQUIPMENT
      Net of accumulated depreciation
       of $893,248 and $880,744               264,505         526,523
                                          ------------    ------------

OTHER ASSETS
      Accounts and Notes Receivable
       Affiliates less losses in excess
       of investment in affiliates
       of $46,775 and $41,775                    -               -
      Deposits                                  6,575          14,025

                                          ------------    ------------
            Total other assets                  6,575          14,025
                                          ------------    ------------
TOTAL ASSETS                              $   346,611     $   574,373
                                          ============    ============

      SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)
                                             June 31      December 31
                                               1999           1998
                                          ------------    ------------

CURRENT LIABILITIES
      Accounts payable                    $   161,732     $   264,664
      Accrued expenses
         Salaries                              27,543          45,284
         Interest due related parties         107,774         198,415
         Interest due to others                37,221          29,131
         Other                                 35,500          23,905
         Provision for lawsuit                700,000         700,000
      Due to related parties                1,109,800         293,800
      Accrued officers' salaries               44,000         574,900
      Notes payable - others                  344,101         176,747
                                          ------------    ------------
            Total current liabilities       2,567,671       2,306,845
                                          ------------    ------------
STOCKHOLDERS' EQUITY

      Preferred stock - no par value
       60,000,000 shares authorized;
       12,272,416 and 552,460 shares
       issued and outstanding                 285,274         116,500
      Common stock - no par value;
       30,000,000 shares authorized;
       28,501,991 and 28,181,991 shares
       issued and outstanding              13,605,227      13,595,628
      Paid in capital-stock options             5,191           5,191
      Accumulated (deficit)               (16,116,752)    (15,449,791)
                                          ------------    ------------
            Total Stockholders' equity    ( 2,221,060)    ( 1,727,472)
                                          ------------    ------------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $   346,611     $   574,373
                                          ============    ============

          SEAHAWK DEEP OCEAN TECHNOLOGY, INC AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF OPERATIONS(Unaudited)

                                    Three Months         Six Months
                                   Ended June 30        Ended June 30
                                   1999       1998     1999       1998
                                 --------- --------- --------- ---------

REVENUES
  Income from affiliates        $  2,500  $  5,000  $  5,000  $ 15,000
  Income from others              70,400    50,000    75,805   108,250
  Gain from sale of artifacts          -         -      -      439,356
                                --------- --------- --------- ---------
    Total Revenues                72,900    55,000    80,805   562,606

OPERATING EXPENSES
  Vessel operations               37,017    70,750    74,073   233,726
  South American project            -       20,464      -       22,387
  Conservation                      -        3,000      -        3,000
  Depreciation                    27,116    34,414    63,635    70,197
  Rent                            21,390    17,588    31,952    35,175
                                --------- --------- --------- ---------
  Total Operating Expenses        85,523   146,216   169,660   364,485

GENERAL AND ADMINISTRATIVE
  EXPENSES                       166,273   109,781   319,695   253,476
                                --------- --------- --------- ---------
  Total Expenses                 251,796   255,997   489,355   617,961
                                --------- --------- --------- ---------
 (LOSS) FROM OPERATIONS         (178,896) (200,996) (408,550)  (55,355)
                                --------- --------- --------- ---------
OTHER INCOME (EXPENSE)
  Interest income affiliate            4     1,247        11    16,088
  Interest expense               (65,988)  (38,452) (131,343) (105,739)
  Reduction of accounts payable
   provision                      67,092      -       67,092      -
  Provision for loss on sale
    of marketable securities        -         -         -     (476,425)
  Gain (Loss)on disposal of
    equipment                      4,178      -        4,178   (12,751)
  Provision for loss on sale of
    vessel                          -         -     (193,350)     -
  Gain (Loss) on investment in
    Less than 50% owned entities ( 2,500)   (6,246)   (5,000)  741,029
                                --------- --------- --------- ---------

  Total other income (expense)     2,786   (43,452) (258,412)  162,201
                                --------- --------- --------- ---------
NET (LOSS)                      (176,110) (244,449) (666,962)  106,845
                                ========= ========= ========= =========
 (LOSS) PER SHARE               $  (0.01) $  (0.01) $  (0.02) $   0.01
                                --------- --------- --------- ---------
Weighted average number of
common shares and common shares
equivalents outstanding.         28209169  27693991  28209169  27693991
                                --------- --------- --------- ---------

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                        STATEMENT OF CASH FLOWS

                                               Source (use) of Cash
                                             Six Months Ended June 30
                                               1999           1998
                                          ------------    ------------

Cash Flows from Operating Activities
Net Profit( Loss)                         $  (666,962)    $    106,847

Adjustments to reconcile net loss to net
cash used by operating activities :
   Depreciation                                63,634          70,196
   (Decrease in)provision for bad debt           -             (5,317)
   Provision for impairment in value
    of vessel                                 193,350            -
   (Gain)Loss on disposal of equipment         (4,174)         12,750
   (Gain)Loss on investment in less than
         50% owned entities                     5,000        (741,029)
   Services acquired through issuance
         of stock                               9,600          55,000

   Decrease(increase) in:
         trade accounts receivable            (31,500)           -
         other receivables                      6,200        (203,879)
         other receivables - affiliates        (5,000)        619,993
         inventory                               -            303,073
         prepaid expense                       (8,540)        (23,777)
         deposits                               7,450             500
   (Decrease) increase in:
         accounts payable                    (102,932)        (99,633)
         accrued expenses                     197,119         172,096
                                          ------------    ------------
       Total Adjustments                      330,207         159,640
                                          ------------    ------------
Net Cash generated (used)
 by operating activities                  $  (336,755)    $   266,487
                                          ------------    ------------
Cash Flows from Investing Activities
   Purchase of equipment                  $    (9,831)    $    (4,340)
   Increase in other investments                 -           (450,678)
   Proceeds from disposal of equipment         12,000            -
   Payments received on notes receivable         -            423,857
                                          ------------    ------------
Net Cash provided (used) by investing
activities                                $     2,169     $   (31,161)
                                          ------------    ------------

Cash Flows from Financing Activities
   Proceeds from issuance of preferred stock  168,774            -
   Advances from related parties               16,000          75,500
   Issuance of notes payable - other          182,000         124,145
   Issuance of notes payable - related              -               -
   Repayment of notes - other                 (24,322)       (430,377)
   Repayment of notes - related                     -               -

                                          ------------    ------------
Net Cash provided (used) by
financing activities                          342,452        (230,732)
                                          ------------    ------------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENT                             7,866           4,594

CASH AND CASH EQUIVALENT
BEGINNING OF QUARTER                           16,510            (871)
                                          ------------    ------------
CASH AND CASH EQUIVALENT
END OF QUARTER                            $    24,376     $     3,723
                                          ============    ============



Summary of significant non cash transactions

In April 1999, accrued salaries of $ 641,785 and interest thereon of $177,715 was converted into notes totalling $819,500.

          SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                NOTES CONSOLIDATED ON FINANCIAL STATEMENTS
                            JUNE 30, 1998 (Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Seahawk Deep Ocean Technology, Inc. and subsidiaries (Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1998.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of June 30, 1999, results of operations, and cash flows for the interim periods presented. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

NOTE 2  GOING CONCERN CONSIDERATION

The Company incurred a net loss of $666,962 for the first half of 1999 and has incurred substantial net losses for each of the past several years resulting in an accumulated deficit of $16,116,752 at June 30, 1999. At that date the Company had negative working capital as indicated by current liabilities exceeding current assets by $2,492,140. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3  AFFILIATES FINANCIAL INFORMATION

The Company is the General Partner and a less than 50% interest owner in Seahawk II, Ltd. a Florida limited partnership. The partnership is accounted for on the equity method. Summarized financial statement information is shown on page 9.

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                            SEAHAWK II, LTD.

BALANCE SHEET AT JUNE 30, 1999

Current Assets
  Cash                                      $        52
                                             -----------
     Total Current Assets                            52
                                             -----------
Current Liabilities
  Accounts payable - general partner             36,775
  Notes payable general partner                       -
  Losses in excess of investment In
    affiliate                                -----------
     Total Current Liabilities                   36,775
                                             -----------
Partners' Capital
  Capital contributed                         1,371,251
  Accumulated loss                           (1,407,974)
                                             -----------
    Net Capital                                 (36,723)
                                             -----------
     Total Liabilities and Capital                   52
                                             -----------

STATEMENTS OF OPERATION FOR THE SIX MONTHS TO JUNE 30, 1999

Revenues                                    $         0
Expenses
   Administrative expenses                        5,000
                                            ------------
     Total Expenses                               5,000
                                            ------------
Other Income (Expenses)                               0
                                            ------------
     Net (Loss)                             $    (5,000)
                                            ------------

As of June 30, 1999 Eagle Partners, Ltd. was accounted for on a Liquidation basis. At that date the Partnership had no assets to use to pay its liabilities, which were all due to the Company. He debts were fully provided for in the books of the Company. The Partnership was closed on December 31, 1999.

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

The receipts from the Drexel private placement enabled the Company to pay its day to day expenses while the installments were received. However, after the first three installments the payments were always later and less than provided for by the contract. During the second quarter of 1999 the Company issued 8,119,716 shares of its Series 2 Preferred Stock for $112,774 pursuant to this agreement. As of May 15, 2000 the Company had received only $257,374 of the $500,000 due under the Drexel arrangement and the agreement was canceled.

NOTE 6 STOCK TRANSACTIONS WITH OTHERS

In May 1999, the Company issued 100,000 shares of its common stock to an individual as an inducement to sign an employment contract.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in ``Risk Factors,'' and ``Business'' in the Company's annual report on Form 10KSB for the year ended December 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

The net loss for the three months to June 30, 1999 was $176,110 compared to a loss of $244,449 in the corresponding quarter of 1998.

Total revenues in the 1999 quarter at $72,900 were down $17,900 from the 1998 quarter. Total expenses of $251,796 were incurred in the second quarter of 1999, compared to $255,997 in the equivalent period in 1998. Operating expenses decreased to $85,523 in the second quarter of 1999 from $146,216 in the equivalent quarter in 1998 but there was an increase in general and administrative expense to $166,273 during the 1999 quarter from $109,781 in the 1998 quarter. This resulted in the 1999 quarter's loss from operations being slightly lower at $178,896 in 1999 compared to $200,997 in 1998.

The Company's cost of vessel operations in the quarter ended June 30, 1999 was $37,017 compared to $70,750 for the second quarter of 1998. In the 1999 quarter the RV Seahawk was laid up in dock awaiting work, and the expenditure consisted mainly of dockage, insurance, minimum crew and maintenance costs. However, in the 1998 quarter the crew costs of $39,775 and fuel costs of $11,186 reflect the extra costs of offshore activity in that quarter.

During the three months ended June 30, 1998 the Company's share of administrative expenditure of a South American joint venture amounted to $20,464. There were no such costs in the 1999 quarter, and no further costs of that nature will be incurred because a settlement agreement made in June 1998 with the Company's partner in the joint venture provides that all future administrative costs will be borne by that partner.

Depreciation was $27,116 for the quarter ending June 30, 1999, lower than the $34,414 charge for depreciation in the equivalent period in 1998 because certain assets became fully depreciated at the end of 1998.

Rent was $21,390 for the 1999 quarter. Rent was $17,588 for the quarter ending June 30, 1998 as a result of a negotiated reduction in rent.

Administrative costs increased by $56,492 to $166,273 for the quarter ending June 30, 1999 from $109,781 during the same period of 1998. The increase resulted largely from an increase of $16,076 to $85,291 for legal and professional fees, higher payroll costs ($13,339 from $3,030) and a higher amount expended on travel and subsistence expenses ($14,366 from $7,816).

Interest expense increased to $65,988 for the quarter ending June 30, 1999 compared to $38,452 in the second quarter of 1998. The increase was due largely to the effect of default interest on overdue notes and the interest burden of the mortgage on the R/V Seahawk.

Interest income was negligible for the second quarter of 1999 compared to $1,246 in the 1998 equivalent quarter because the Note receivable from Eagle Partners, Ltd. was written off at the end of December 1998.

The loss on investment in less than 50% owned entities was $2,500 in the 1999 quarter, down from $6,246 in the second quarter of 1998 as no losses from Eagle Partners were being incurred in 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

The net loss for the six months ending June 30, 1999 was $666,962, this compared to a profit of $106,847 in the corresponding period of 1998.

Total revenues in the half year ended June 30 1998 were $80,805, a decrease of $481,801 over the 1998 equivalent period due to a $439,356 gain on sale of artifacts made in the earlier period. Total expenditure in the first half of 1999, at $489,355, was $128,606 less than the $617,961 expended in the first half of 1998 and an operating loss of $408,550 was suffered in the 1999 period compared to a loss of $55,355 in the 1998 period.

The vessel RV Seahawk was fully operational and working in the Caribbean in the first half of 1998 and had moved to the Mediterranean where she was mostly laid up in dock during the first half of 1999. Consequently the cost of vessel operations, including $44,509 from $173,391 for subcontracted crew and equipment costs in the six months ended June 30, 1998 were $159,653 lower at $74,073 than the $233,726 incurred during the 1998 half. As well as the subcontracted crew and equipment costs, the 1989 vessel operations absorbed $6,745 (down from $12,136) in consumables, $2,537 down from $6,581 for repairs and renewals.

During the six months ended June 30, 1998 the Company's share of administrative expenditure of a South American joint venture amounted to $22,387. There were no such costs in the 1999 period, because a settlement agreement made in June 1998 with the Company's partner in the joint venture provides that all future administrative costs will be borne by that partner.

Depreciation was $63,635 for the six months ending June 30, 1999, and $70,197 for the 1998 period.

Rent was $31,952 for the quarter ending June 30, 1999 compared to $35,175 for the equivalent quarter during 1998, lower as a result of a negotiated reduction in annual rent.

Administrative costs increased by $66,219 to $319,695 for the six months ending June 30, 1999 from $253,476 during the same period of 1998. Most categories of administrative expenditure saw small increases in the 1999 period compared to the 1998 period but the higher costs were largely due to extra legal and professional charges for preparing overdue audits and defending the lawsuit brought by three former directors.

Interest expense increased to $131,343 for the half year ending June 30, 1999 compared to $105,739 in the first half of 1998. The increase was due to the effect of default interest on overdue notes and the commencement of the mortgage on the R/V Seahawk.

Interest income was negligible for the first half of 1999 compared to $16,088 in the 1997 equivalent because the Note receivable from Eagle Partners, Ltd. was written off at the end of December 1998.

In the six months to June 30, 1999, a sale of some redundant equipment provided a profit on disposal of $4,177, but this was offset by a provision for devaluation of the RV Seahawk in the sum of $193,350. The provision was estimated to be the loss that would be suffered on the forced sale of the vessel that eventually took place in January 2000. Assets with a net book value of $12,751 were retired during the three months ended June 30, 1998, causing a loss on disposal of assets of that amount.

During the first half of 1999, the loss on investment in the Company's affiliates was $5,000. During the first half of 1998 the Company's affiliate, Seahawk I, Ltd. paid off its note and its account payable to the Company releasing a provision for non payment of $742,301 which accounted for most of the $741,029 gain on investment in affiliates for that quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, the Company's working capital deficit increased by $219,121 to a negative $(2,492,141). At December 31, 1998 the Company had a working capital deficit of $(2,273,020).

The deficit increased during the first quarter of 1999 because of a net loss before depreciation and before the provision for impairment of value of the R/V Seahawk during the period of $409,976, which was offset by the sale of preferred stock for $168,774.

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

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities

During the three months ended June 30, 1999, the Company issued 8,119,716 of its Series 2 Preferred Stock and 320,000 shares of its Common Stock. The Series 2 Preferred Stock and the Common stock was issued pursuant to the exemption provided by Rule 506 to a corporate investor that had been supplied with information regarding the investment, and that the Company believes had knowledge and experience in financial and business matters such that the investor was capable of evaluating the merits and risks of the investment. The certificate representing the Series 2 Preferred Stock bear an appropriate legend restricting the transfer of such securities.

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


                               SEAHAWK DEEP OCEAN TECHNOLOGY, INC.


Date:  July 25, 2000           By: /s/ John T. Lawrence
                                  John T. Lawrence, President

                               EXHIBIT INDEX

EXHIBIT          DESCRIPTION               METHOD OF FILING

 27      Financial Data Schedule     Filed herewith electronically