Form 10QSB
period 1999-09-30
SEAHAWK DEEP OCEAN TECHNOLOGY INC
filed 2000-07-26
CIK 833020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 1999


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

INDEX

Part I: Financial Information...............................  Page No.

Item 1. Financial Information:

           Consolidated Balance Sheets - September 30, 1999
           and December 31, 1998............................    3 - 4

           Consolidated Statements of Operations - Three
           Months Ended September 30, 1999 and 1998, and
           Nine Months Ended September 30, 1999 and 1998 ...    5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1999 and
           1998 ............................................    6 - 7

           Notes to Consolidated Financial Statements.......    8 - 11

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......   12 - 16

Part II:   Other Information................................   17

           Item 1.  Legal Proceedings.......................   17

           Item 2.  Change in Securities....................   17

           Item 3.  Defaults Upon Senior Securities.........   17

           Item 4.  Submission of Matters to a Vote
                    of Security Holders.....................   17

           Item 5.  Other Information.......................   17

           Item 6.  Exhibits and Reports on Form 8-K........   17

Signatures... ..............................................   18

          SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEET

ASSETS                                     (Unaudited)
                                          September 30     December 31
                                               1999            1998
                                          ------------    ------------

CURRENT ASSETS
      Cash and cash equivalents           $     3,964    $     16,510
      Accounts receivable Other                58,893           6,200
      Prepaid expenses                         10,945          11,115
                                          ------------    ------------
            Total current assets               73,802          33,825
                                          ------------    ------------
PROPERTY AND EQUIPMENT
      Net of accumulated depreciation
       of $900,557 and $880,744               326,562         526,523
                                          ------------    ------------

OTHER ASSETS
      Accounts and notes receivable -
       affiliates less losses in excess
       of investment in affiliates
       of $46,075 and $41,775                    -               -
      Deposits                                  6,575          14,025

                                          ------------    ------------
            Total other assets                  6,575          14,025
                                          ------------    ------------
TOTAL ASSETS                              $   406,939     $   574,373
                                          ============    ============

      SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)
                                          September 31    December 31
                                               1999           1998
                                          ------------    ------------

CURRENT LIABILITIES
      Accounts payable                    $   271,178     $   264,664
      Accrued expenses
         Salaries                              21,164          45,284
         Interest due related parties         146,832         198,415
         Interest due to others                45,797          29,131
         Other                                 41,750          23,905
         Provision for lawsuit                700,000         700,000
      Due to related parties                1,110,800         293,800
      Accrued officers' salaries              110,000         574,900
      Notes payable - others                  340,680         176,747
                                          ------------    ------------
            Total current liabilities       2,788,201       2,306,845
                                          ------------    ------------
STOCKHOLDERS' EQUITY

      Preferred stock - no par value
       60,000,000 shares authorized;
       14,712,416 and 552,460 shares
       issued and outstanding                 405,274         116,500
      Common stock - no par value;
       30,000,000 shares authorized;
       28,501,991 and 28,181,991 shares
       issued and outstanding              13,605,227      13,595,628
      Paid in capital-stock options             5,191           5,191
      Accumulated (deficit)               (16,396,954)    (15,449,791)
                                          ------------    ------------
            Total Stockholders' equity    ( 2,381,262)    ( 1,727,472)
                                          ------------    ------------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  $   406,939     $   574,373
                                          ============    ============

           SEAHAWK DEEP OCEAN TECHNOLOGY, INC AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                    Three Months         Nine Months
                                 Ended September 30   Ended September 30
                                   1999       1998     1999       1998
                                 --------- --------- --------- ---------

REVENUES
  Income from affiliates        $  2,500  $  5,000  $  7,500  $ 20,000
  Income from others              45,404   119,035   121,209   227,285
  Gain from sale of artifacts       -         -         -      439,356
                                --------- --------- --------- ---------
    Total Revenues                47,904   124,035   128,709   686,641
                                --------- --------- --------- ---------
OPERATING EXPENSES
  Vessel Operations              120,093    65,485   194,166   299,210
  South American project               -         -      -       22,387
  Conservation                         -         -      -        3,000
  Depreciation                    27,221    35,843    90,855   106,040
  Rent                            15,030    20,195    46,983    55,370
                                --------- --------- --------- ---------
  Total Operating Expenses       162,344   121,523   332,004   486,007

GENERAL AND ADMINISTRATIVE
  EXPENSES                       118,908   148,653   438,603   402,130
                                --------- --------- --------- ---------
  Total Expenses                 281,252   270,176   770,607   888,137
                                --------- --------- --------- ---------
 (LOSS) FROM OPERATIONS         (233,348) (146,141) (641,898) (201,497)
                                --------- --------- --------- ---------
OTHER INCOME (EXPENSE)
  Interest income                   -        1,260        11    17,348
  Interest expense               (56,015)  (87,711) (187,359) (193,451)
  Reduction of accounts payable
   provision                        -         -       67,092      -
  Loss on sale
    of marketable securities        -         -         -     (476,425)
  Gain (Loss) on disposal
    of equipment                   8,462      -       12,640   (12,751)
  Provision for loss on sale of
    vessel                          -         -     (193,350)     -
  Gain (Loss) on investment in
    less than 50% owned entities     700    10,278    (4,300)  751,307
                                --------- --------- --------- ---------
  Total Other Income (Expense)   (46,853)  (76,173) (305,266)   86,028
                                --------- --------- --------- ---------
NET (LOSS)                      (280,202) (244,449) (947,164) (115,468)
                                ========= ========= ========= =========
 (LOSS) PER SHARE               $(  0.01) $(  0.01) $ ( 0.01) $(  0.02)
                                --------- --------- --------- ---------
Weighted average number of
common shares and common shares
equivalents outstanding.         28209169  27767222  27767222  27767222
                                --------- --------- --------- ---------

            SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                        STATEMENT OF CASH FLOWS

                                              Source (use) of Cash
                                         Nine Months Ended September 30
                                               1999           1998
                                          ------------    ------------
Cash Flows from Operating Activities
Net Profit( Loss)                         $  (947,164)    $  (115,468)

Adjustments to reconcile net loss to net
cash used by operating activities:
   Depreciation                                90,854         106,040
   (Decrease in) provision for bad debt          -            (21,539)

   (Gain)Loss on disposal of equipment        (12,640)         12,750
   Provision for impairment in value
    Of vessel                                 193,350            -
   Loss on sale of marketable securities         -            476,425
   (Gain)Loss on Investment in less than
         50% owned entities                     4,300        (751,333)
   Services acquired through issuance
         of stock                               9,600          55,000
   Decrease(increase) in:
         trade accounts receivable            (58,893)           -
         other receivables                      6,200        (326,270)
         other receivables - affiliates        (4,300)      1,064,128
         inventory                               -            303,073
         prepaid expense                          170         (71,065)
         deposits                               7,450             750
   (Decrease) increase in:
         accounts payable                       6,514        (138,171)
         accrued expenses                     317,873         284,350
                                          ------------    ------------
       Total Adjustments                      560,478         994,138
                                          ------------    ------------
Net Cash generated (used)
 by operating activities                  $  (386,686)   $    878,669
                                          ------------    ------------
Cash Flows from Investing Activities
   Purchase of equipment                  $   (11,645)   $     (4,340)
   Increase in other investments                 -           (927,092)
   Proceeds from disposal of equipment         33,004            -
   Payments received on notes receivable         -            450,677
                                          ------------    ------------
Net Cash provided (used) by investing
activities                                $    21,359    $   (480,755)
                                          ------------    ------------

Cash Flows from Financing Activities
   Proceeds from issuance of stock            188,774            -
   Advances from related parties               17,000          75,500
   Issuance of notes payable - other          182,000          87,868
   Issuance of notes payable - related           -               -
   Repayment of notes                         (34,993)       (538,015)
   Repayment of notes - related                  -               -
                                          ------------    ------------
Net Cash provided (used) by
financing activities                          352,781        (374,647)
                                          ------------    ------------
NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENT                           (12,546)         23,267

CASH AND CASH EQUIVALENT
BEGINNING OF QUARTER                           16,510            (871)
                                          ------------    ------------
CASH AND CASH EQUIVALENT
END OF QUARTER                            $     3,964     $    23,396
                                          ============    ============

Summary of significant non cash transactions

In August 1998, the Company converted 200,000 shares of its series 1 preferred stock into 200,000 shares of common stock and converted a note payable of $36,000 into 288,000 shares of its common stock.

In April 1999, accrued salaries of $641,785 and interest thereon of $177,715 was converted into notes totalling $819,500.

In August 1999, the Company issued 1,000,000 shares of its Series 3 Preferred Stock to a corporation in payment for equipment valued at $100,000.

          SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                NOTES CONSOLIDATED ON FINANCIAL STATEMENTS
                         SEPTEMBER 30 1999(Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Seahawk Deep Ocean Technology, Inc. and subsidiaries (Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 1999.

In the opinion of management, these financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the financial position as of September 30, 1999, results of operations, and cash flows for the interim periods presented. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

NOTE 2  GOING CONCERN CONSIDERATION

The Company suffered a net loss of $947,164 for the first nine months of 1999 and has incurred substantial net losses for each of the past several years resulting in an accumulated deficit of $16,396,954 at September 30, 1999. At that date the Company had negative working capital as indicated by current liabilities exceeding current assets by $2,714,399. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3  AFFILIATES FINANCIAL INFORMATION

The Company is the General Partner and a less than 50% interest owner in Seahawk II, Ltd., a Florida limited partnership. The partnership is accounted for on the equity method. Summarized financial statement information is shown on page 9.

          SEAHAWK DEEP OCEAN TECHNOLOGY, INC. AND SUBSIDIARIES
                              SEAHAWK II, LTD.

BALANCE SHEET AT SEPTEMBER 30, 1999

Current Assets
  Cash                                      $        52
                                            ------------
     Total Current Assets                            52
                                            ------------
Current Liabilities
  Accounts payable - general partner             46,075

                                            ------------
     Total Current Liabilities                   46,075
                                            ------------
Partners' Capital
  Capital contributed                         1,371,251
  Accumulated loss                           (1,417,274)
                                            ------------
    Net Capital                                 (46,023)
                                            ------------
     Total Liabilities and Capital          $        52
                                            ------------

STATEMENTS OF OPERATION FOR THE NINE MONTHS TO SEPTEMBER 30, 1999

Revenues                                    $     3,200
Expenses
   Administrative Expenses                        7,500
                                            ------------

     Net (Loss)                             $    (4,300)
                                            ------------

As of December 31, 1998 Eagle Partners, Ltd. was accounted for on a Liquidation basis. At that date the Partnership had no assets to use to pay its liabilities, which were all due to the Company. He debts were fully provided for in the books of the Company. The Partnership was closed on December 31, 1998.

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

The receipts from the Drexel private placement enabled the Company to pay its day to day expenses while the installments were received. However, after the first three installments the payments were always later and less than provided for by the contract. During the third quarter of 1999 the Company issued 1,440,000 shares of its Series 2 Preferred Stock for $20,000 pursuant to this agreement. As of May 15, 2000 the Company had received only $257,374 of the $500,000 due under the Drexel arrangement and the agreement was canceled.

NOTE 6 STOCK TRANSACTIONS WITH OTHERS

In May 1999, the Company issued 100,000 shares of its common stock to an individual as an inducement to sign an employment contract.

In August 1999 the Company issued 1,000,000 shares of its Series 3 Preferred stock to a non-affiliated company in payment for equipment valued at $100,000.

NOTE 11 - SUBSEQUENT EVENTS

ACQUISITION OF CONSOLIDATED HOLDINGS INVESTMENT & PHILANTHROPIC GROUP, INC.

On June 25, 2000, the Company signed letter of intent with Consolidated Holdings Investment & Philanthropic Group, Inc.,(CHIP)a privately held Pennsylvania corporation, which has options to invest in companies involved in engineering, manufacturing and real estate, to acquire the entire share capital of CHIP for newly issued shares of the Company's no par common stock. The Agreement is subject to due diligence being performed by and appropriate warranties being given by both parties and subject to approval at a Special Meeting of the Company's stockholders. Immediately prior to the acquisition, the Company plans to effect a one for one hundred reverse split of its common stock and issue CHIP's shareholders with approximately 8 million shares of Common stock in exchange for CHIP's share capital. Immediately after the acquisition, CHIP's shareholders will own approximately 75 % of the Company's issued common shares. Unaudited pro forma information related to this potential acquisition is not included in these financial reports due to the uncertainty of the acquisition proceeding to completion and the uncertainty of the exact mix of assets that would be acquired in the event that the acquisition is completed.

DEBT CONVERSION AND ISSUE OF SERIES 5 PREFERRED STOCK

In July 2000, the Company designated 2,500,000 of its preferred stock as Series 5 Preferred stock. The Series 5 Preferred stock has a liquidation preference over the Common Stock at a value of $1.00 per share, is redeemable at par on 2002, is convertible into Common Stock on a 1 for 1 basis, such conversion not to be affected by any splits of the Common Stock and each share of Series 5 Preferred stock entitles the holder to 100 votes and votes with holders of the Common Stock as a single class.

Pursuant to the terms of the acquisition of CHIP, all the creditors of the Company in an amount greater than $5,000 at June 30, 2000, were offered Series 5 Preferred Stock in payment of their debt on a 1 share for $1 basis. As of July 10, 2000, $2,045,000 of such creditors had agreed to the conversion.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This Report contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth under "RISK FACTORS" in the Company's Form 10-KSB for the year ended December 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

The net loss for the three months to September 30, 1999 was $280,202 compared to a loss of $244,449 in the corresponding quarter of 1998.

Total revenues in the 1999 quarter at $47,904 were down $76,131 from the 1998 quarter. Total expenses of $281,252 were incurred in the third quarter of 1999, compared to $270,176 in the equivalent period in 1998. Operating expenses Increased to $162,344 in the third quarter of 1999 from $121,523 in the equivalent quarter in 1998 but there was a decrease in general and administrative expense to $118,908 during the 1999 quarter from $148,654 in the 1998 quarter. This resulted in the 1999 quarter's loss from operations being higher at $233,348 in 1999 compared to $146,141 in 1998.

The Company's cost of vessel operations in the quarter ended September 30, 1999 was $120,093 compared to $65,485 for the third quarter of 1998. In the 1999 quarter the RV Seahawk was working in the Mediterranean, and the higher expenditure was a result of higher crew and equipment rental charges.

Depreciation was $27,221 for the quarter ending September 30, 1999, and $35,843 in the equivalent period in 1998. The reduction reflects the effect of assets becoming fully depreciated at the end of 1998.

Rent was $15,030 for the quarter ending September 30, 1999 compared to $20,195 for the equivalent quarter during 1998 because the Company occupied smaller premises in the 1999 quarter.

Administrative costs decreased by $29,745 to $118,908 for the quarter ending September 30, 1999 from $148,653 during the same period of 1998. The difference resulted largely from a in bad debt provision of $16,539 in the 1998 period and the lower charge of $6,254 for travel and subsistence costs compared to $24,754 in the 1998 quarter.

Interest expense was $56,016 for the quarter ending September 30, 1999 compared to $87,711 in the third quarter of 1998. The difference was due largely to a one-time charge of $61,192 for interest on past due salaries in the 1998 quarter, offset by a higher debt burden in the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

The net loss for the nine months ending September 30, 1999 was $947,163, this compared to a loss of $115,468 in the corresponding period of 1998.

Total revenues in the nine months ended September,30 1999 were $128,709, a decrease of $557,932 over the 1998 equivalent period due mainly to a one time $439,356 gain on sale of artifacts in 1998 and reduced revenues from the supply of survey services to $114,900 from $227,285. As a result of the lower activity, total expenditure in the first nine months of 1999, at $770,606, was $117,532 less than the $888,138 expended in the first nine months of 1998 and an operating loss of $641,898 was suffered in the 1999 period compared to a loss of $201,497 in the 1998 period.

The vessel RV Seahawk was working only intermittently in the first three quarters of 1999 whereas she was more fully operational and working in the Caribbean and the Mediterranean in the first nine months of 1998. Consequently the cost of vessel operations in the nine months ended September 30, 1999, was $105,044 lower at $194,166 than the $299,210 incurred during the 1998 period. The maid difference was exhibited by subcontracted crew and equipment costs which were $142,523 in the 1999 period down from $206,500 for the 1998 period.

During the nine months ended September 30, 1998 the Company's share of administrative expenditure of a South American joint venture amounted to $22,387. In the 1999 period, there were no such costs because a settlement agreement made in that month with the Company's partner in the joint venture provided that all future administrative costs will be borne by that partner.

Depreciation was $90,855 for the nine months ending September 30, 1999, and $106,040 for the 1998 period. The reduction reflects the effect of assets becoming fully depreciated at the end of 1998.

Rent was $46,983 for the nine months ending September 30, 1998 compared to $$55,370 for the equivalent period during 1997 because the Company occupied smaller premises from the second quarter of 1999.

Administrative costs increased by $36,473 to $438,603 for the nine months ending September 30, 1999 from $402,130 during the same period of 1998. Most categories of administrative expenditure saw small increases in the 1999 period compared to the 1998 period but there were significant increases in Professional fees ($99274 from $40,460), due to extra audit work and the costs of defending the lawsuit brought by three of the Company's former directors.

Interest expense at $187,359 for the nine months ending September 30, 1999 was similar to the $193,451 incurred in the first nine months of 1998.

Interest income was down to $11 for the first three quarters of 1999 from $17,348 in the 1998 equivalent because the $50,000 Note receivable from Eagle Partners, Ltd. was written off at the end of 1998.

Assets with a net book value of $20,364 were sold for $33,004 during the first nine months of 1999 producing a profit on disposal of $12,640. Assets with a net book value of $12,751 were retired during the nine months ended September 30, 1998, causing a loss on disposal of assets of that amount.

In 1999 a one time provision for the impairment in value of the R/V Seahawk of $193,350 was made to reflect the loss made when the vessel was disposed of in January 2000 under a forced sale resulting from an action brought against the vessel for unpaid wages of her crew.

In the nine months ended September 30,1999, the loss on investment in the affiliates was $4,300. That loss represented the company's share of losses of Seahawk II, Ltd., a partnership in which the company is the general partner. During 1998, the equivalent loss on investment in affiliates for 1998 was $5,994. During 1998 Seahawk I, Ltd., one of the Company's affiliates, paid off its note and account payable to the Company thereby releasing a provision for non payment of $757,301.

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

Also during 1998, the Company made a one time provision of $700,000 for the cost of settlement of the lawsuit brought against the Company by three former directors for legal fees they expended in successfully defending an SEC action against them.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, the Company's working capital deficit increased by $441,379 to a negative $(2,714,399). At December 31, 1998 the Company had a working capital deficit of $(2,273,020).

The deficit increased due to a net loss before depreciation and before the provision for impairment of the value of the R/V Seahawk during the year of $662,958, the effect of which was offset by the sale of preferred stock for $238,774.

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

During 1999 the Company generated over $121,209 selling its services to shipwreck related customers. In 1998 $313,000 was generated by that means. Since the R/V Seahawk has been disposed of it is unlikely that the Company will be able to generate such revenue in the future unless it acquires another vessel. The R/V Seahawk was sold for $207,000 by the Supreme Court of Gibraltar and the proceeds were used by the court to pay costs, past due remuneration of the crew and some of the loan that was secured on the vessel.

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

                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities

During the three months ended September 30, 1999, the Company issued 1,000,000 shares of its Series 3 Preferred Stock to a corporation in payment for equipment valued at $100,000 and issued 1,440,000 shares of its Series 2 Preferred Stock to a corporate investor for cash. The common stock was issued pursuant to the exemption provided by Rule 506 to corporate investors that had been supplied with information regarding the investment, and that the Company believes had knowledge and experience in financial and business matters such that the investor was capable of evaluating the merits and risks of the investment. The certificate representing the common stock bear an appropriate legend restricting the transfer of such securities.

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